Form 10KSB
period 2005-12-31
NOVINT TECHNOLOGIES INC
filed 2006-04-17
CIK 1282980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51783
NOVINT TECHNOLOGIES, INC.
(name of small business issuer in its charter)

Delaware	85-0461778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9620 San Mateo Boulevard NE, Albuquerque, NM	87113

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (866) 298-4420
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Title of each class	Name of each exchange on which registered

[Common Stock, $0.01 par value per share]	None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Explanatory Note: Issuer’s Registration Statement on Form SB-2 was declared effective on February 6, 2006, and subsequently issuer filed a Registration Statement on Form 8A under the Securities and Exchange Act of 1934 registering its common stock.
Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for the fiscal year ended December 31, 2005 were $362,097.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) None.
Explanatory Note: Issuer’s Registration Statement on Form SB-2 was declared effective on February 6, 2006. Subsequent to that time a public market has not developed for Issuer’s common stock. Issuer’s common stock is not listed, traded or quoted on any national or regional stock exchange, market or quotation system.
Number of Shares outstanding as of March 9, 2006 was 16,841,845
Documents Incorporated By Reference: None
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NOVINT TECHNOLOGIES, INC.
Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2005

-i-

PART I
ITEM 1. DESCRIPTION OF BUSINESS
     This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.
     Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
     We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Overview
     We were initially incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999. On February 26, 2002, we changed our state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation (“Novint”).
     We are a haptics technology company (haptics refers to your sense of touch). We develop, market and sell applications and technologies that allow people to use their sense of touch to interact with computers. Our website address is www.novint.com. Information provided on our website, however, is not part of this annual report and is not incorporated herein.
     Our computer touch technology allows computer users to realistically feel objects displayed by a computer using a 3D haptics (or computer-touch) device in the same way that the monitor allows people to see what a computer is displaying. A computer user holds onto the handle of a haptics device which can be moved right-left and forwards-backwards like a mouse, but can also be moved up and down. As the haptics device is moved by the user, it controls three-dimensional cursor or other pointing icon displayed by the computer (much like a mouse controlling a two-dimensional cursor) and when such cursor makes contact with virtual objects displayed by the computer, the computer registers such contact and updates motors in the haptics device (approximately 1000 times a second) creating feedback to the handle of the haptics device and giving a realistic sense of touch in the user’s hand.
     For example, a user can hit a virtual golf ball, swing a sword at an ogre, throw a football, cast a spell by moving a wand, or generally interact with objects displayed by a computer in a more realistic manner by including a detailed and realistic sense of touch. We believe that haptics technology adds another sensory (the sense of touch) component to make games more realistic. While we hope to enter the gaming market that would take advantage of this additional sensory component, we have not sold any products to consumers with which consumers could play games utilizing any of the above discussed interactions with objects displayed by a computer. Further, such interactions currently only exist as part of demonstrations of our technologies and we have no products currently available commercially which a consumer could purchase with which they could engage in such computer interactions and there is no guarantee that these technologies will ever be available to the public.
     We currently derive the majority of our revenue developing professional applications for our customers. We have completed and are currently working on a number of contracts with companies such as Aramco, Lockheed Martin, Chrysler, Chevron, Sandia National Laboratories, and Woods Hole Oceanographic Institute.
     We are also preparing to leverage our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. Using our haptics technology, games and applications will have the crucial missing “third sense” to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software. We have not derived any revenue from the licensure of our technology for consumer console and PC interactive computer games.
     In connection with our strategy to explore opportunities in the consumer console and PC interactive computer games market, we are developing a haptics device designed for game use. Novint has developed the design of a haptic device designed for consumer sales, called the Novint Falcon. The Novint Falcon is expected to be sold at consumer price points, and Novint is currently working to commercialize the Novint Falcon haptic hardware in addition to our 3D touch haptic software. We have acquired rights to the base hardware designs for the Novint Falcon from Force Dimension. As part of the transaction with Force Dimension, Force Dimension has delivered two concept models. Novint has received both concept model prototypes. Novint contracted with a design firm, Lunar Designs, to take the Force Dimension concept models and to design prototypes that could be manufactured for mass sale and distribution. A working prototype from Lunar Designs that can be manufactured for mass sale and distribution was finalized in December of 2005.
Company History & Development of Haptics Technology
     Our computer touch technology allows computer users to realistically feel objects displayed by a computer on a monitor in the same way that the monitor allows people to see what a computer is displaying. A computer user holds onto the handle of a haptic device which can be moved right-left and forwards-backwards like a mouse, but can also be moved up and down. As the haptic device is moved by the user, it controls a cursor or other pointing icon displayed by the computer (much like a mouse controlling a cursor) and when such cursor makes contact with virtual objects displayed by the computer, the computer registers such contact and updates motors in the haptics device (approximately 1000 times a second) creating feedback to the handle of the haptics device and giving a realistic sense of touch in the user’s hand. Arbitrary forces with a given direction, strength and time can also be generated by the haptic device.
     Our computer touch technology encompasses both hardware and software. The hardware component includes designs and development of devices that users can hold or feel to receive the touch sensations.
     The software technology utilizes haptic devices to generate computer touch sensations and interactions. The haptic device technology allows the touch sensations commanded by the software to be felt by users.
Software Technology
     Our software technology originated at Sandia National Laboratories (“Sandia”), a multi-billion dollar government research laboratory, which was one of the earliest pioneers in the human-computer haptics interaction field. We were granted an exclusive license by Sandia that encompasses over five years of pioneering research and development in the field of human-computer haptics interfaces at Sandia. We were the first company in which Sandia received capital stock as part of a licensing agreement. Our CEO, Mr. Tom Anderson was an employee at Sandia. .
     We received a first round of funding of approximately $1,500,000 from Manhattan Scientifics, Inc., a publicly traded technology incubator company (OTCBB: MHTX).
     In May 2001, Manhattan Scientifics acquired Teneo Computing, Inc. (“Teneo”) and caused Teneo to grant to us an exclusive, worldwide license to all of Teneo’s software technology which we have accounted for as an intangible asset. The Teneo license brought a number of customers, additional staff, and added a suite of haptics applications and technology for Novint.

     Our project revenues are currently $331,752 and $144,332 for the years ended December 31, 2005 and 2004, respectively. Our revenues have been from contracts to develop professional applications using our haptics technology, and related haptics devices, for a number of customers, including Chevron, ARAMCO, Woods Hole Oceanographic Institute, Lockheed Martin Perry Technologies, SensAble Technologies, Sandia National Laboratories, Deakin University and Daimler Chrysler Automotive Corporation. Further, we have sold 22 haptics interface systems (hardware) along with its software. We had net losses of $3,386,405 and $2,439,303 for the years ended December 31, 2005 and 2004, due to our continued research and development activities related to development of the gaming technologies and related haptic devices.
Our Haptics Technology
     Our contracts have allowed us to add significantly to our software technology and overall haptics intellectual property.
Hardware Technology
     Novint’s software technology can use a variety of computer touch hardware including third-party professional computer touch hardware from companies such as Force Dimension and SensAble Technologies. In addition, we are developing our own computer touch or haptic hardware for the consumer market. Our consumer haptic hardware is being developed by a team consisting of Novint Technologies, Lunar Designs and Force Dimension.
Third Party Haptic Hardware and Technology
     We had a reseller agreement with SensAble to sell a haptics device called the Phantom System. The software component includes software that interacts with the hardware component to update motors in the haptics device to create the touch sensations. SensAble owns all of the intellectual property rights with respect to the Phantom System. Our reseller agreement with SensAble expired in November 2004. We did not negotiate a renewal of our agreement, however we can continue to purchase the Phantom System directly and repackage it for our customers, according to their specifications. We believe that going forward we may rely less and less on this product as part of our overall sales generation. As such, we do not believe that the absence of a reseller agreement, or any discounts we previously enjoyed on the Phantom System, will affect our business operations or prospects. Historically we have not sold many of these devices and our profits on such sales are very minor relative to the total amount of our revenues.
Novint Haptic Hardware and Technology
     In connection with the development of our computer touch or haptic device, we entered into an agreement on January 5, 2004 with Force Dimension, LLC (“Force Dimension”). The agreement consists of an exclusive Intellectual Property License Agreement (“Agreement”) with Force Dimension, a company in the Haptics hardware technologies and products arena. Certain portions of this Intellectual Property are in turn sub-licensed by Force Dimension from Prodex. The Agreement provides us with a sublicense to a hardware patent and an assignment of a pending patent from Force Dimension. The Agreement, in turn, provides Force Dimension a security interest and a general lien in the assigned patent, as well as an irrevocable, exclusive license in the patent that has been assigned to us. We are obligated to make certain milestone payments to Force Dimension as they complete certain milestones under the Agreement.
     On January 5, 2004, the Company entered into an exclusive Intellectual Property License Agreement (Agreement) with Force Dimension, a company in the haptics hardware technologies and products field. The Agreement provides the Company with a sublicense to a hardware patent and an assignment of a pending patent from Force Dimension. The Agreement, in turn, provides Force Dimension a security interest and a general lien in the assigned patent as well as an irrevocable, exclusive license in the patent that has been assigned to the Company. On May 10, 2005, the Company amended its contract with Force Dimension, Inc. to provide for: a license fee in the amount of $15,000 due on the effective date; the payment of a milestone payment in the amount of $50,000 within ten days of the contract amendment’s effective date; a license fee in the amount of $50,000 within 30 days of the Company’s IPO; and a support and license fee in the amount of $455,000 due no later than January 5, 2006, for all technical and support services rendered to the Company during such time period for total payments of $620,000.
     In addition, the Company was to issue 250,000 shares of the Company’s common stock within 30 days of the contract amendment’s effective date as consideration for extending the payment terms of the agreement. These shares of stock were issued to Force Dimension on May 12, 2005, and have been accounted for as a financing cost related to a modification of Novint’s payment terms. The fair value of the stock issued is $250,000 and is reflected as interest expense in the amount of $245,968 for the year ended December 31, 2005, and as a deferred financing cost in the amount of $4,032 in the balance sheet at December 31, 2005. The deferred financing costs are being amortized to interest expense through January 5, 2006, the maturity date of this obligation to Force Dimension.
     On March 9, 2006 the Company issued 607,500 shares of its common stock to Force Dimensions in full satisfaction of the remaining $465,000 owed as of December 31, 2005.
     During the year ended December 31, 2004, the Company paid $15,000 to Force Dimensions for the license fee in the amount of $15,000 due on the effective date. During 2005, Novint paid $140,000 to Force Dimension, representing a portion of the $50,000 milestone payment originally due to Force Dimension upon or before Novint’s receipt of the Second Deliverable as described in the original agreement, the $50,000 milestone payment due on the amendment’s effective date, and $50,000 representing a portion of the licensing fees due. The Second Deliverable was received by Novint on December 30, 2004. The remaining amount of $465,000 due to Force Dimensions is recorded as accrued research and development liabilities on the accompanying balance sheet as of December 31, 2005.
     The Agreement requires Novint to pay up to $15 million to Force Dimension, including the amounts above, on a per unit of Licensed Product basis for license fees, royalties and a percentage of product sales after the product becomes technologically feasible. In addition, Novint is entitled to 5% license fees/royalties for any licensed products sold related to the sublicense granted to Force Dimension by Novint. Novint has not recorded any fees related to such arrangement. This Agreement shall terminate upon Novint’s payment in total of $15,000,000 to Force Dimension and payment in full of any other obligations arising pursuant to the terms and conditions of this Agreement.
Current Products & Services
     To date, we have developed professional applications for customers such as Aramco, Lockheed Martin, Chevron, Chrysler and Sandia National Laboratories. These efforts have allowed us to build our intellectual property portfolio. We have derived the majority of our revenue developing professional applications for our customers. We have completed and are currently working on a number of contracts with companies such as Aramco and Lockheed Martin.
     Several of the projects we have completed (such as those with Aramco, Lockheed Martin, and Sandia) may grow into other follow up projects. All of our ongoing work in this market will support itself, and much of the intellectual property and software development developed with respect to these contracts will be applicable towards other applications of our technology.
     We have also released another product, our Novint sono system. Our Novint sono system, which allows a parent to “virtually” touch their baby before he/she is even born, was chosen as one of Time Magazine’s Coolest Technologies of the Year in November of 2002. We have sold one Novint sono system.
     We have sold products to Deakin University and University of New Mexico each for a collection of our applications for demonstration purposes as well as sales to various entities for Phantom Haptics devices. Other than that, our revenue is derived mainly from project contracts.
     In February 2005, we announced the development of an initial prototype of a product to be known as the “Novint Falcon.” We unveiled this prototype at an industry trade show. The product has three-dimensional force feedback capabilities. It will be a hardware device that we anticipate we can license for development by other manufacturers. Novint is currently evaluating a direct manufacturing agreement for production of the Novint Falcon but definitive terms have not yet been reached.
ARAMCO CONTRACT
     Novint was contracted by Aramco to develop an application to apply haptics interaction techniques in the interpretation and understanding of volumetric reservoir modeling for oil exploration. In this ongoing effort, capabilities were added to support and enhance the oil reservoir and well path modeling process. The project is aimed at demonstrating and validating the use of haptics interaction techniques in the interpretation and understanding of volumetric reservoir modeling data.
     During the first year of this contract, Novint’s volumetric modeling program was extended to support Aramco’s process. Aramco’s data is now supported and can be seen and “felt” in real-time in a desktop environment. Our results during the first year and our continued progress has led to the award of yearly contracts. For such contracts, we are further refining Aramco’s modeling program to be able to handle full production level oil reservoir model data sets, adding additional visualization support to allow oil company personnel to focus on key areas of their models, developing larger data set visualization and multi-modal interaction to include graphics, haptics and sound.
Description of the Aramco Contract Terms:
     A Miscellaneous Technical Services Agreement dated April 10, 2001 was entered into between Novint and Aramco Services Corporation (“ASC”). This Agreement was terminable by each party upon breach of the other. It was also terminable at will by ASC. Under the contract, performance by Novint was made over a six month period to create haptics interactive software device for geologic volume modeling on a desk top environment. The contract provided for six months to deliver a working prototype. The contact provided for multiple delivery dates for alpha version, test versions, beta release and final functional prototype during the six-month performance period. ASC was provided an evaluation right before final payment was made. Payments were made as follows: 25% ($15,962.5) upon signing, 25% upon delivery of an alpha version, 25% upon delivery of a beta version and 25% (for a total of $63,850) upon final delivery and evaluation of the product by ASC. ASC was granted perpetual, nonexclusive license and rights to use the developed software internally. The license includes right to internally enhance software, but no rights to market or sell the software or grant rights to third parties. This contract is paid in full, the work is completed and no further payment or work is pending.
     There was an Addendum to the contract dated July 10, 2002. The Addendum provided for six months for development by Novint of “Phase II” software for the vnp2 software enhancements (developed under the original contract) in the areas of graphics, sounds, and miscellaneous performance. The Addendum provided for delivery of a beta version in the first 12 weeks of performance. Final deliverables were due within 6 months. Payments were made as follows: $17,947 at signing, $17,947 on beta software delivery, and $18,490 on final delivery. ASC was granted perpetual, nonexclusive license and rights to use the developed software internally. The license includes right to internally enhance the software, but no rights to market or sell the software or grant rights to third parties. A total of $54,385 was paid to Novint under the Addendum. This Addendum is paid in full, the work is completed and no further payment or work is pending.
     There was another Addendum to the contract dated August 22, 2003. Performance was due by Novint on December 31, 2003. Novint developed Phase III enhancements to vnp2 software together with select hardware upgrades and configurations. Payments were made under the Addendum as follows: $14,710 at signing, $14,710 at installation of initial workstation, $14,710 at delivery of version 1 of the software upgrades, $14, 710 upon version 2 of the upgrades, and $14,710 at final delivery and evaluation. ASC was granted perpetual, nonexclusive license and rights to use the developed software internally. The license includes right to internally enhance the software, but no rights to market or sell the software or grant rights to third parties. A total of $73,550 was paid to Novint under the Addendum. This Addendum is paid in full, the work is completed and no further payment or work is pending.
     There was a further Addendum dated May 3, 2004. The Addendum provided for the development of improvements on haptics products previously delivered to ASC under the contract and prior Addendums. Novint’s performance extended to January 1, 2005. Payment of $75,000 was made at completion. Improvements were made in the areas of global functionality, graphics, sound and miscellaneous performance of the software. ASC was granted perpetual, nonexclusive license and rights to use the developed software internally. The license includes right to internally enhance the software, but no rights to market or sell the software or grant rights to third parties. A total of $75,000 was paid to Novint under the Addendum. This Addendum is paid in full, the work is completed and no further payment or work is pending.
     There was a further Addendum dated September 8, 2005. The Addendum provided for the enhancement of event monitoring capabilities, enabling Haptic Device button operations, and other general enhancements. Deliverables will include an updated version of the VNP2 software for 32 bit Windows, and an updated user manual detailing the new features. Novint’s performance was extended to January 1, 2006. Payment of $75,000 will be made upon written confirmation of acceptance of work from ASC. Novint received payment in full of $75,000 in February 2006.
LOCKHEED MARTIN CONTRACT
     Novint has ongoing contracts for the last four years with Lockheed Martin to develop a mission planning system for autonomous robotic vehicles. This system allows users to plan, verify, monitor and replay the overall mission for an unmanned underwater vehicle. Our work includes extensions for a data manager which provides the user an integrated view of information from real time sonar sensors. Our system allows the user to control the vehicle and understand its status in a straightforward, easy-to-use manner.

Description of Lockheed Martin Purchase Orders:
     Novint has ten purchase orders and amendments thereto with Lockheed Martin dated June 11, 2002, November 27, 2002, February 7, 2003, June 28, 2004, December 22, 2004, April 1, 2005,April 4, 2005, April 21, 2005, February 16, 2006 and March 3, 2006. Eight of these Purchase Orders have been completed and paid in full.
     Development and delivery of software under the purchase orders was for AUV defense mission and planning under specifications agreed to between the parties. The Purchase Orders also provided for the further customization and upgrade of delivered AUV software. Over the course of the Purchase Orders an aggregate of $131,774 was paid by Lockheed Martin to Novint. Novint has fully performed the first seven purchase orders and delivered the purchased software and upgrades required thereunder. No other payment is due or owing on the completed Purchase Orders.
     A Purchase Order was entered into with Lockheed Martin for the development and delivery of a Data Manager and Review Software (DMRS) dated April 21, 2005. The application will be used to investigate the undersea hulls of naval ships to flag any anomalies. The project work has been finished. The Purchase Order amount is $153,865. Novint fully performed this purchase order during 2005 and was paid in full. A Purchase Order was entered into with Lockheed Martin to provide engineering services for specific haptic related projects on February 16, 2006. That Purchase Order is “open” as to amount, and Novint will bill Lockheed Martin periodically for such services at a rate of $96 per hour. A Purchase Order was entered into with Lockheed Martin to enhance certain mission planning and evaluation software on March 23, 2006. The amount of the Purchase Order is $6,100. Performance is ongoing under the February 16 and March 23 Purchase Orders and no amounts have been paid to Novint under such Purchase Orders to date.
CHRYSLER CONTRACT
     Novint was contracted by DaimlerChrysler Corporation to develop a haptics interaction module for DaimlerChrysler Corporation’s Conceptual Rendering System (CRS). Utilizing a large-scale haptics device, the haptics interaction module adds touch feedback to DaimlerChrysler’s virtual car prototyping capabilities and enables more cost effective and realistic design and evaluation of car ergonomics prior to the manufacture of physical models.
Description of the DaimlerChrysler Purchase Order:
     Novint had a Purchase Order with DaimlerChrysler dated December 13, 2001. The Purchase Order relates to the development and delivery by Novint of a small car platform virtual reality software system. The Purchase Order has been fully performed by Novint and no further work is pending. DaimlerChrysler has paid an aggregate of $63,000, in full and no further payment or performance is due or owing.
CHEVRON CONTRACT
     Novint was contracted by Chevron to apply haptics interaction to boundary models of important geophysical structures based on seismic and other empirical oil field data. The haptics interaction allows modelers to quickly and precisely designate the location of surfaces, feel as well as see their extent and shape, and directly modify them using their sense of touch.
Description of Chevron Statement of Work:
     Novint had a Statement of Work with Chevron dated May 7, 2001. The contract concerned the development and installation of a haptics interface for the GOCAD V2.0 software used to represent geological entities and formations. Deliverables were due under the contract as follows: (i) within one week of commencement specifications finalized; (ii) within two weeks of commencement final statement of work specifications delivered by Novint; (iii) technical implementation to commence within three weeks of commencement; (iv) initial prototypes for NT operating stations installed in June 2001; (v) within three months of commencement, beta type of software installed and performing; and (vi) within four months of commencement, delivery of final release to Chevron. The amount due from Chevron for completion of the work was $70,000 that was paid in full. The amount was paid in $25,000 installments upon the signing of the agreement and upon delivery of the intial prototype, beta type and then final delivery and completion. The Company retained all rights associated with the developed software. Chevron’s sole right is a license to use the software internally at Chevron for evaluation and demonstration purposes. The agreement has been paid in full and no further performance is due from the Company or Chevron.

SANDIA NATIONAL LABORATORIES CONTACT
     Novint was contracted by Sandia Laboratories to develop an architectural walkthrough application. This application allows users to load in large scale, detailed architectural models and to explore their design using our haptic software technology. Haptics technology is used in both the user interface to this application and to allow the user to feel the digital models to get a more precise understanding of their nature and extent. In addition, various touch-enabled programs can be launched as the user navigates in the digital realm.
     As a second phase to this contract, we have developed an application, known as Layout, which allows digital objects to be quickly, and unambiguously arranged and placed. Layout was developed for Sandia National Laboratories to aid in the interior layout of buildings. Architectural objects, such as chairs, can be picked up and placed in a touch-enabled manner. The user can feel the shape and weight of these objects and when they collide with other objects in the environment. Using our technology for the placement of 3D digital objects means that objects can be organized much faster than when using a mouse and it also means that their placement in the environment can be much more precise. The user merely has to reach out, “grab” an object and place it to get the job done — just as in the physical world. For example, a user can pick up a virtual vase and place it on a virtual table and know that it is properly placed since he or she will feel the vase placement on the table.
     In addition, Novint is developing applications for Sandia with which users can arrange all of their electronic components onto a virtual printed circuit board effectively using their sense of touch. Hundreds of electronic parts such as transistors and capacitors can be represented using this application, and each component displays physical properties that make its placement intuitive and realistic. Users will feel collisions between objects that are positioned too closely to one another, feedback that helps ensure proper circuit assembly. This application also allows users to conduct simulated voltage tests that verify the successful operation of their virtual design once completed.
     Finally, Novint is developing applications for Sandia to help researchers analyze computational data, such as the detonation of test weaponry or the examination of the effects of a catastrophic fire. This application allows scientists to explore complex data sets—sometimes containing hundreds of variables that are generated from experimental simulations. With this application, users can represent data graphically with 3D surfaces, then use their sense of touch to “feel through” the data set. Because the program is touch-based, this application can represent variables such as temperature or pressure with physical phenomena like viscosity and vibration, allowing users to understand data using more than just their sight.
Description of the Sandia Purchase Orders:
     Novint had a Purchase Order with Sandia National Laboratories (“Sandia”) dated September 19, 2001 in the amount of $50,437. The Purchase Order related to the development of a multimodal layout and visualization prototype — a form of haptics desktop device with specified software features. The work was to be completed by December 15, 2001. The contract provided for periodic milestones and payments as follows: $10,000 upon project concept review, $17,500 upon demonstration of progress, $12,500 upon delivery of preliminary program executables, $1,470 upon delivery of user documents in “word” compatible format, $1058 upon delivery of source code, $3,890 upon demonstration of certain functionalities and $4,018 upon final report and delivery. The contract was timely performed in full by Novint and Sandia has paid in full. There is no further payment or performance due under the contract.
     Novint had a second Purchase Order with Sandia dated February 7, 2002 in the amount of $44,237. Work under the Purchase Order was to be completed by May 2, 2002. The Purchase Order related to the enhancement and further development of the software developed under the September 19, 2001 Purchase Order, including continued development of a multimodal layout and visualization prototype, specifically a standard multimodal file format and refinements to Sandia’s specified layout applications. The contract provided for periodic milestones and payments as follows: $6,635 on commencement and proposal review, $6,635 on delivery of preliminary draft concept papers, $13,271 on delivery of source code and build scripts, $2,211 on delivery of final version of file format, $15,040 upon delivery of refinements to layout application and source code and build scripts, and $442 on delivery of written summary of multimodal file format. The contract was timely performed in full by Novint and Sandia has paid in full. There is no further payment or performance due under the contract.
     Novint had a third Purchase Order with Sandia dated February 18, 2003 in the amount of $149,808. The Purchase Order related to the development of a distributed component architecture (“DCA”) to allow rapid development of design simulators for use by Sandia on a desktop environment. Work under the Purchase Order included DCA architecture as well as the 3D Electronic Component Layout (“ECL”) application example. The work was to be completed by July 21, 2003. The contract provided for periodic milestones and payments as follows: $14,981 upon commencement, $22,471 upon agreement to specific layout task specifications, $29,962 upon layout software user interface and function verification, $22,417 upon

DCA preliminary design delivery, $37,452 upon DCA and Layout software progress updates, $22,471 upon final delivery of DCA and layout software. The contract was timely performed in full by Novint and Sandia has paid in full. There is no further payment or performance due under the contract.
     Novint had a fourth Purchase Order with Sandia dated March 12, 2004 in the amount of $132,890. The Purchase Order related to creating enhancements to the DCA software created under the third Purchase Order. Enhancements included refinements to the 3D ECL application and development of the Multivariate, Multimodal Data Visualization (MMDV) application. Work was to be completed by August 16, 2004. The contract provided for periodic milestones and payments as follows: $29,192 upon delivery of 3DECL applications, $13,269 upon delivery of “MMDV” project plan, $26,538 upon delivery of MMDV prototype, $37,153 upon delivery of MMDV revised prototype, and $26,538 upon delivery of final MMSV version. The contract was timely performed in full by Novint and Sandia has paid in full. There is no further payment or performance due under the contract.
     In connection with each of the above Purchase Orders, Novint granted to Sandia the right to use the developed software and technology internally and to enhance and develop the software internally. It is a perpetual, royalty free right to use and develop the software. The license rights granted also include the right for Sandia to distribute the software, in executable form only, to third parties. Novint retains sole rights of ownership and commercial distribution for all software in source code form and its derivative works. Sandia cannot distribute the software in source code form outside of Sandia. Accordingly, Novint has no right to receive any royalties or other payments on any enhancement developed and used by Sandia.
WOODS HOLE OCEANOGRAPHIC INSTITUTE CONTRACT
     Novint was contracted by Woods Hole Oceanographic Institute (WHOI) to integrate haptics interaction into undersea exploration systems (i.e., underwater vehicles). We have developed a prototype 3D touch-enabled mission rehearsal system (i.e., simulation) for underwater vehicle operations.
PURCHASE ORDERS
Description of the Deakin University Purchase Order:
     Novint had a Purchase Order with Deakin University dated April 16, 2003 in the amount of $131,196. The Purchase Order concerned the delivery and installation of a phantom haptics interface and related software and drivers. Novint has completed delivery under this Purchase Order and Deakin University has paid in full. No further payment or performance is due or owing.
Description of University of New Mexico Purchase Order:
     Novint had a Purchase Order with the University of New Mexico dated March 16, 2004 in the amount of $47,176. The Purchase Order concerned the delivery and installation of a phantom desktop with and related software, together with certain device drivers. Novint has completed delivery under this Purchase Order and University of New Mexico has paid in full. No further payment or performance is due or owing.
Description of Robarts Research Purchase Order:
     Novint had a Purchase Order with Robarts Research dated September 24, 2004 in the amount of $50,200. The Purchase Order relates to the delivery and installation of a phantom haptic interface and related software and device drivers. Novint has completed the delivery under this Purchase Order and Robarts Research has paid in full. No further payment or performance is due or owing.
SALES OF CURRENT PRODUCTS
     We are actively marketing for other projects through interactions at trade shows, through our web site, our reputation as a leader in 3D haptics, and through leads generated from friends of Novint.

PRODUCTS AND SERVICES IN DEVELOPMENT: INTERACTIVE COMPUTER GAMING
     We are currently preparing to leverage our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. Using our haptics technology, games and applications will have the crucial missing “third sense” to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software as well as general haptic effects.
OPPORTUNITIES IN THE INTERACTIVE COMPUTER GAME MARKET
     The interactive computer game market is a very large and rapidly growing market. According to 60 Minutes: “Cyber Athlete ‘Fatal1ty’” (aired January 22, 2006) the global game industry in 2007 is projected to be $35 billion. The three primary gaming console companies are Sony (Playstation 3), Microsoft (Xbox 360), and Nintendo (Revolution). Novint anticipates developing games for the Sony and Microsoft platforms. Novint is pioneering a new category of 3D touch products for the consumer video game market and we expect our touch technology will be applicable to many different platforms and genres of video games.
OUR INTERACTIVE COMPUTER GAMING STRATEGY
     Our interactive computer gaming strategy is based upon the creation of a fundamentally new way users interact when playing interactive computer games — adding the sense of touch. The introduction of games incorporating the sense of touch involves development of both hardware and software. We anticipate licensing our haptics enabled hardware designs to a number of hardware manufacturers to gain support for the technology. At the same time, we anticipate licensing our computer touch software to a number of game publishers to create many haptics enabled video games or licensing games developed by us to game publishers for distribution. We have not, however, entered into any such licenses at the present time. Novint is exploring initial manufacturing agreements to create an install base of the hardware to help in our licensing efforts.
HARDWARE
     We are currently planning to exploit new opportunities in the consumer interactive computer game market. This opportunity is only recently possible because of the development of our new low-cost three-dimensional haptics interaction device, the Novint Falcon, that works with our existing computer touch software. We have discussed manufacturing hardware with hardware manufacturing consultants and a hardware manufacturer and we believe that the hardware based on the Force Dimension designs can be manufactured at a cost of approximately $25-$35 per unit, as currently designed in volumes of 1 million units or more. Thus, we believe that this device may retail for under $100, bringing it within reach to a large number of consumers. We believe that initially, in lower volumes, the Novint Falcon will retail for $150 to $200. Of course, the final manufacturing and retail price will be dependent on the final device design and specifications we choose to market and sell.
     We anticipate that eventually all hardware will be manufactured and sold by third parties such as Sony, Microsoft, Logitech, Interact, Kensington, etc., under licensing agreements with us, although we are currently evaluating a direct manufacturing contract. No such contracts or licensing agreements, however, have been entered into with such companies to date. It is our intent to encourage a number of manufacturers to embrace and license the technology and, thereby, preemptively establish ourselves as the de facto haptics standard in the industry.
SOFTWARE
     We anticipate that software titles will be published in one of two forms: (i) those that may be played with traditional mice, joysticks, gamepads, etc., as well as our 3D/6D haptics controllers to enhance the game play; or those that may be played only with our devices (initially reserved for selected titles in which transcendent game play and experiential dimensions are delivered). Software platform compatibility will conform to the hardware compatibility discussed above.
     We anticipate that our computer touch software will be licensed to third party publishers and developers. We anticipate two broad types of licenses. The first category is one in which we license the haptics technology to a publisher so that their development team can add the sense of touch into a game. In this type of license, we will provide our computer touch software and within it, the interface to the applicable hardware. In many cases, we will aid in the development of the game. The second category of games is one in which we are the primary developer, where we take on the creation of the game. These games may still be licensed to a publisher, as the publisher’s distribution channels are utilized for sales, but we anticipate that we will receive a higher royalty on these games given the higher level of control and involvement.

     We anticipate that over time, as we grow, the majority of all games developed will be published by 3rd party publishers, and will be distributed through their distribution channels. As described above, we will either aid another developer in incorporating haptics into the game, or we will act as the game developer. To achieve the introductory library of games, we anticipate employing a two-pronged development strategy wherein we will: (i) support third party publishers or developers by providing developmental API/toolsets (the programming interface used by programmers to create programs) and our resident experts to assist their developer teams and, in selected cases, an advance on all or a portion of the development funding; and (ii) serve as the developer for initial haptics-only titles, many of which will be distributed by 3rd party publishers.
     Given the state of the Novint Falcon development, we expect to approach a number of game developers and publishers. We have had initial meetings and expect our discussions with developers and publishers to continue. Our goal is to enter into several agreements with game publishers and developers, to create additional games that will use our 3D touch technology. We also intend to approach hardware manufacturers to license our hardware technology. Finally, we also intend to have discussions with console manufacturers, who we believe will see our technology as a competitive advantage against other consoles.
     In addition, we are continuing to develop and refine our haptics technologies for gaming use by producing initial games to be packaged with the Novint Falcon, technology demonstrations and sample programs, and an Application Programming Interface (API) to be used with 3rd party developers and publishers. Novint has been and is continuing to develop software used to demonstrate basic, fundamental gameplay incorporating haptics technology. For example, Novint has developed software that demonstrate what it would feel like to throw a basketball, catch a baseball, swordplay, etc. in virtual reality. This software forms the basis of Novint’s gaming software and is used to prove the concept of using haptics technology for video game play to game publishers and developers.
COMPETITION
     In the past 8 years we believe that there have been approximately a dozen companies involved in haptics hardware and/or software development. Most of these companies are hardware developers. We have been focusing many of our efforts on software development, and we believe that will maintain our lead in the field in software. With respect to hardware, we believe the consumer release of the Novint Falcon (targeted to be under $100 to consumers) will be a significant event in the field of haptics, and will give us a strong competitive advantage in our licensing strategy. We believe that none of our potential hardware competitors have any experience with a consumer 3D haptics enabled device. 3D haptics hardware devices available now retail for approximately $2000 to $15,000. Most of these companies are potential partners.
•	SensAble Technologies (www.sensable.com) is a haptics hardware and software developer. Their first product was the Phantom haptics interface. Their primary application focus is their computer aided design product called Freeform, which they are selling to Product Designers. We have performed software development contracts with SensAble.

•	Immersion Corporation (www.immersion.com) is primarily a 2D haptics (a Haptic computer interaction in which forces are mechanically displayed to a user in 2 directions of movement; examples are force feedback joysticks and force feedback mice) hardware company. Immersion is a public company, which has acquired other haptics device companies. Over the past 4 years they have acquired Cybernet, Haptech and Virtual Technologies. Immersion also purchased HT Medical, which is now called Immersion Medical.

•	Reach In Technologies (www.reachin.se) is a Swedish based haptics software company focused on developing medical and oil/gas applications. They have not been aggressive in their growth and their markets, and we believe that they will not emerge as a competitor.

•	MPB (www.mpb-technologies.ca/space/p_freedom6s.html) is a Canadian based haptics hardware company that has developed an interesting high end 3D haptics hardware device, the Freedom 6.

•	Microsoft has several haptic devices that simply vibrate and rumble, such as the control pads for their Xbox systems. We believe our technology offers more features and provides a richer haptic experience for the user.

•	Force Dimension (www.forcedimension.com), in Switzerland, has unveiled their haptics hardware device, the Delta. Force Dimension has been a partner of Novint and helped to develop the Novint Falcon.

•	FCS Robotics (www.fcs-cs.com/robotics/) developed a large workspace haptics device called the HapticMaster. This is another high-end device that can be used with our software.

•	Logitech sells haptics mice, wheels, and joysticks that they licensed from Immersion and that are primarily used for gaming. Logitech’s haptics products are two-dimensional and do not offer as many features as our products will.
INTELLECTUAL PROPERTY
Novint owns the following issued and pending patent applications:
1. Human-Computer Interface Including Efficient Three-Dimensional Controls. U.S. Patent 6,727,924 issued 4/27/2004. Claims a technology that allows efficient and intuitive interaction in a three-dimensional world with familiar two-dimensional controls. This patent application describes an intuitive type of haptics control object that allows developers to create toolbars and other common types of interface objects. These toolbars are easily accessible and greatly improve user-interface issues related to problems associated with depth perception of a 3D cursor. The patent was assigned by Tom Anderson to Novint on February 13, 2004, recorded with the USPTO February 23, 2004.
2. Coordinating Haptics with Visual Images in a Human-Computer Interface. U.S. Patent Application pending, some claims already allowable. PCT and foreign counterparts also filed. Claims a method for efficiently generating haptics models for use with existing images, without requiring the cost of generating a three dimensional model. The claimed method can effectively add a haptics dimension to the large volume of existing visual content. Assigned by Jake Jones to Novint dated September 26, 2001, recorded with USPTO December 7, 2001.
3. Human-Computer Interfaces Incorporating Haptics. U.S. Provisional Patent Application 60/431,060. Provides an early priority date for several later utility patent applications. This provisional patent application describes a number of haptics techniques particularly applicable to computer games.
4. Human-Computer Interfaces Incorporating Haptics and Path-Based Interaction. U.S. Patent Application pending, some claims already allowable. PCT counterpart also filed. Claims a number of methods and apparatuses related to communication with a user, with specific application to computer games. Examples are drawn from a variety of games, each of which has been implemented to utilize 3 dimensional positional input devices with force feedback.
5. Force Frames in Animation, US Patent application pending. Claims methods for utilizing haptics in computer animation. Assigned by Tom Anderson to Novint on February 13, 2004, recorded with USPTO February 23, 2004.
6. Human-Computer Interface Including Efficient Three-Dimensional Controls. Continuation application of U.S. Patent 6,727,924, 10/831,682 filed 4/22/2004. Claims a technology that allows efficient and intuitive interaction in a three-dimensional world with familiar two-dimensional controls. This patent application describes an intuitive type of haptics control object that allows developers to create toolbars and other common types of interface objects. These toolbars are easily accessible and greatly improve user-interface issues related to problems associated with depth perception of a 3D cursor. Assigned by Tom Anderson to Novint on February 13, 2004, recorded with USPTO February 23, 2004.
7. Human-Computer Interface Incorporating Personal and Application Domains. U.S. Patent 6,724,400 issued 4/20/2004. Claims variations on the user interface. Assigned by Tom Anderson to Novint on February 13, 2004, recorded with USPTO February 23, 2004.
8. Computer Interface Methods and Apparatuses. U.S. Provisional Patent Application 60/681,007. Describes many interface technologies and methods of particular importance to three-dimensional and haptic-enabled computer games.
9. Human-Computer Interface Incorporating Personal and Application Domains. Continuation of U.S. Patent 6,724,400, filed 3/16/2004. Claims variations on the user interface.
COPYRIGHTS
We own copyrights in application software and application development tools, including:
1. e-Touch, copyright 2000, 2001, 2002, 2003 Novint Technologies, Inc.

2. Novint sono software
TRADEMARKS
We own the following trademarks:
1. NOVINT, on the Federal Principal Register, number 2512087. Branding for multiple products and services.
2. Novint logo, common law trademark. Branding for multiple products and services.
3. E-TOUCH, application for federal Principal Register, 76/061,390. Intended branding for the haptics software products.
4. e-Touch logo, application for federal Principal Register, 78/037,119. Intended branding for the haptics software products.
5. NOVINT FALCON, application for federal Principal Register, 78/561,954.
DOMAIN NAMES.
We own 145 domain names related to our branding strategy.
PATENTS FROM THE SANDIA LICENSE:
1. Multidimensional Display Controller. U.S. Patent 6,208,349 issued 3/27/2001. Claims a control technology allowing intuitive control of multidimensional displays. This patent application was submitted based on the usage of a two handed interface, where the user’s second hand can be used to manipulate the user’s viewpoint within the environment while allowing the user’s first hand to control navigation.
2. Multidimensional Navigational Controller, U.S. Patent Application pending. Claims a control technology allowing intuitive navigation through multidimensional spaces. This patent application describes a variety of navigation techniques and control objects that utilize haptics. Navigation in a virtual environment is a significant problem. Sandia did a study examining the benefits of haptically controlled navigation and the results were statistically significant that users were better able to navigate through three separate environments with haptics feedback compared with mouse-based interactions.
3. Human Computer Interfaces. U.S. Provisional Patent Application. Provides an early priority date for several later utility patent applications. This provisional patent application describes 34 additional potentially patentable concepts.
4. Human-computer Interface. U.S. Patent 6,833,826. Claims a haptics technology that allows intuitive interaction with boundaries between interface domains. This patent application describes a specific type of haptics object that enables transitions between separate domains by breaking through it.
5. Human-Computer Interface Incorporating Personal and Application Domains. U.S. Patent 6,724,400 issued 4/20/2004. Claims a user interface that provides consistent, intuitive control interface to any application. This patent application describes mechanisms for the concept of a personal space. This is a valuable and core component of e-Touch, our professional Application Programming Interface, and allows users to customize their own personal space while intuitively allowing interaction with a variety of applications or virtual environments.
6. Human-Computer Interface Incorporating Personal and Application Domains. U.S. Patent Application pending. Continuation of the previous issued patent, claims variations on the user interface.
7. Human-Computer Interface Including Haptically Controlled Interactions. U.S. Patent Application allowed. Claims an interface technique that allows haptics control of common interface operations. This patent application describes several scrolling and zooming techniques based around haptics interaction.
8. Navigation and Viewing in a Multidimensional Space. Two continuation applications of U.S. patent 6,954,899 and others. Claims specific variations on multidimensional navigation techniques.
Assigned to Novint, subject to certain obligations of Novint under the agreement with Force Dimension:
European Patent Office Application Serial No. 03016030.3, filed July 15, 2003 entitled “Parallel Kinematics Mechanism.” Counterparts in U.S., Japan, and Canada pending. The invention relates in general to movement transmission, and for example, to a device or assembly for transmitting a movement using a parallel kinematics mechanism, to a haptic device or system or a force-reflecting control interface, such as a hand controller for computers, game consoles, simulators or other systems, and to a movement transmission device for a parallel kinematics manipulator or a parallel kinematics measuring system.
Licensed to Novint under the license with Force Dimension (patents licensed by Force Dimension from Prodex):

		Application	Registration		Maximum
Country	Filing Date	Number	Date	Patent No.	Validity
Canada	12-15-86	525321	04-14-1992	1,298,806	04-14-2009
Japan	12-10-86	50331/1986	05-20-1993	1,761,286	12-12-2006
Switzerland	12-16-1985	5348/85-6	10-31-1989	672089-4	12-16-2005
USA	12-10-1986	07/403,987	12-11-1990	4,976,582	12-11-2007
Europe	12-10-1986	86906759,5	07-17-1991	0250470	12-10-2006
Other License Agreements.
MANHATTAN SCIENTIFICS — We are parties to a License and Royalty Agreement with Manhattan Scientifics dated May 16, 2001, one of our shareholders. We had a prior license agreement with Manhattan Scientifics that provided the initial funding of our development of a web browser and content creation tools to which Manhattan Scientifics had an exclusive license from us for specific internet fields of use. No royalties ever became due under the original agreement by either party and no marketable technologies were ever developed. Under our current agreement with Manhattan Scientifics we granted Manhattan Scientifics an exclusive sub license of our haptics technology, within a specified field of use for “Teneo” and other technologies. Under the agreement, Manhattan Scientifics granted to us, a license to use the “Teneo” technology that relates to dental training interfaces and oil and gas visualization applications. Manhattan Scientifics also assigned back to us the internet fields of use that were the subject of the first (prior) agreement. No royalties have been paid by either party pursuant to this license to date. No marketable technologies have yet been developed under this agreement The agreement provides that we would pay to Manhattan Scientifics 5% of the net revenues we derive from the use or sale of the “Teneo” technology. In addition, the agreement provides that Manhattan Scientifics will pay to us 5% of the net revenues they derive the use of sale of the technology that is the subject of the sub license granted to them. No such revenues have been derived by either party and accordingly, no royalty payments are due or owing by either party. The term of the license granted under the current agreement is intended to be perpetual. In connection with our agreements with Manhattan Scientifics, Manhattan Scientifics has received an aggregate of 4,067,200 shares of Novint common stock, and Novint has received an aggregate of 1,000,000 shares of Manhattan Scientifics’ common stock.
Teneo License — We license: (i) Virtual Reality Dental Training System Software; and (ii) Voxel Notepad Software, from Teneo Computing, Inc., a company acquired by one of our shareholders, Manhattan Scientifics. There are currently no patents covering either the Virtual Reality Dental Training System Software or the Voxel Notepad Software. We believe that the Harvard School of Dentistry filed or will file a patent covering the Virtual Reality Dental Training System Software or the Voxel Notepad Software. In addition to Teneo’s current license, Teneo had an exclusive right to get a license for any patents issued to Harvard School of Dentistry for the Virtual Reality Dental Training System Software or the Voxel Notepad Software. Novint decided to let this exclusive right lapse and currently have no plans to pursue such a license.
GOVERNMENTAL REGULATION
     We are not aware of any specific government regulations governing our services.

RESEARCH AND DEVELOPMENT
     Research and development expenses were $1,341,170 and $737,837 for the years ended December 31, 2005 and 2004, respectively.
EMPLOYEES
     As of March 15, 2006 we had 10 full time employees and 4 consultants.
     We have an employment agreement with our CEO, Tom Anderson. Under such agreement, he is entitled to an annual base salary of $150,000 per year and cash bonus to be determined by Novint, is subject to confidentiality provisions and is entitled to a severance of one year base salary if he is terminated by Novint without cause.
     We also have an employment agreement with our CTO, Walter Aviles. Under such agreement, he was originally granted options to purchase 400,000 shares of Novint’s common stock, but options to purchase 200,000 shares were cancelled, he is entitled to an annual base salary of $155,000 per year and cash bonus to be determined by Novint, is subject to confidentiality provisions and is entitled to a severance of two months base salary if he is terminated by Novint without cause.
     Recruiting efforts will continue as we bring our products to market.
Risk Factors
     An investment in the common stock involves a high degree of risk. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “plan,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this report, including the matters set below and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.
THE MARKET FOR HAPTICS-ENABLING TECHNOLOGIES AND HAPTICS-ENABLED PRODUCTS IS AT AN EARLY STAGE AND IF MARKET DEMAND DOES NOT DEVELOP, NOVINT MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.
     The market for our haptics-enabling technologies, and our licensees’ haptics-enabled products is at an early stage. If Novint and its licensees are unable to develop demand for haptics-enabling technologies and haptics-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products.
     Even if our haptics-enabling technologies and our licensees’ haptics-enabled products are ultimately widely adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether the products marketed achieve widespread adoption and, if so, how rapidly that adoption occurs. We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies.
CURRENTLY 100% OF OUR REVENUE IS DERIVED FROM A FEW CUSTOMERS AND WE COULD EXPERIENCE SUBSTANTIAL LOSSES IF A SINGLE CUSTOMER STOPS CONDUCTING BUSINESS WITH US.
     Currently, 100% of our revenues are derived from a few customers. Until and unless we secure customer relationships with substantially more customers, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers. Dependence on a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. During the years ended December 31, 2004 and 2005, our revenues were derived from four key customers. The following is a list of customers representing 10% or more of our revenues for the years ended December 31, 2005 and 2004:

	12/31/04		12/31/05
Aramco	$63,690	20%	$77,142	21%
Sandia National Laboratories	$81,145	26%	$48,545	13%

Lockheed Martin Perry	—		$206,065	57%

Robarts Research	$49,625	16%
University of New Mexico	$47,176	15%
WE ANTICIPATE THAT OUR EXPENSES WILL DRAMATICALLY INCREASE TO EXECUTE OUR BUSINESS PLAN. THUS WE MAY EXPERIENCE LOSSES IN THE NEAR FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.
     Our operating losses were $2,250,288 and $3,113,722, respectively, for the 12 month periods ended December 31, 2004 and 2005,. Our accumulated deficit as of December 31, 2004 and 2005 was $4,752,221 and $8,168,232, respectively. Our operating expenses totaled $3,296,657 for the 12 month period ended December 31, 2005, compared to $2,309,003 for the 12 month period ended December 31, 2004. We anticipate that our expenses will dramatically increase as we continue to leverage our computer touch technology and to acquire rights to a new 3D haptics interaction device to exploit opportunities in the consumer console and PC interactive computer gaming industry. If our revenues do not grow significantly or if our operating expenses exceed expectations, we may not achieve or maintain profitability.
OUR HISTORICAL FINANCIAL INFORMATION DOES NOT REFLECT OUR CURRENT PRIMARY BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH. HISTORICALLY, OUR PRIMARY BUSINESS IS CONTRACTING FOR THE DEVELOPMENT OF PROFESSIONAL APPLICATIONS OF OUR TECHNOLOGIES FOR OUR CUSTOMERS. HOWEVER, OUR PRIMARY STRATEGY FOR ACHIEVING GROWTH IS DEVELOPMENT OF OUR TECHNOLOGIES FOR COMPUTER GAMING USE.
     Historically, we have derived the substantial majority of our revenue from development contracts. For the 12 month periods ended December 31, 2005 and 2004, 91% and 54%, respectively, of our revenues were from development contracts. While we anticipate that royalty revenue from licensing our technologies and sales of products that we plan to develop will constitute an increasing portion of our revenue, such royalty and sales revenue may not increase and may decrease in the future. Accordingly, we cannot predict our future revenues based on historical financial information.
OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.
     Our independent auditors have issued their report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. For the years ended December 31, 2005 and 2004, we had net losses of $3,386,405 and $2,439,303, respectively. For the same periods, we had negative cash flows from operations of $2,008,946 and $1,020,835, respectively. As of December 31, 2005, our accumulated deficit was $8,168,232. Without additional equity infusion or long term borrowings, there is substantial doubt as to the Company’s ability to continue as a going concern.
WE WILL DEPEND ON OUR LICENSEES TO GENERATE ROYALTY REVENUE AND WE MAY NOT BE ABLE TO ATTRACT ANY OR A SUFFICIENT NUMBER OF LICENSEES. WE CURRENTLY DO NOT HAVE ANY LICENSEES.
     Our primary business strategy with respect to leveraging our computer touch technology to exploit opportunities in the consumer console and PC interactive computer gaming industry is to license our intellectual property to companies that manufacture and sell haptics-enabled products (both hardware and software). The sale of those products generates royalty revenue for us. For us to be successful, we will have to attract licensees and our licensees must manufacture and distribute haptics-enabled products in a timely fashion and generate consumer demand through marketing and other promotional activities. We many not be able to attract any or a sufficient number of licensees to generate a significant amount of royalty revenue. If we are not able to attract any or a sufficient number of licensees or our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenue with respect to that business segment will not grow.

WE ARE EXPLORING DIRECT MANUFACTURING CONTRACTS AND DIRECT SOFTWARE DEVELOPMENT; THESE ARE AREAS IN WHICH WE HAVE LITTLE EXPERIENCE.
     Although we expect that much of our growth will come from licensing our hardware and software technology and intellectual property, we are exploring direct manufacturing contracts, and we are developing our own initial game programs to be packaged with the Novint Falcon. We do not have experience or a track record for creating interactive video and computer games. We cannot be sure that the games we develop will appeal to consumers or enhance the sales of the Novint Falcon. In addition, if we were to move forward with direct manufacturing of our products, there will be additional risks such as cash flow management, financing materials, and coordinating product distribution either internally or by contract, all of which we have no experience in. If we expend significant resources on these initiatives and are not successful, our business and results of operations could be negatively impacted and the value of our securities could decline.
DEMAND FOR PRODUCTS THAT INCORPORATE OUR TECHNOLOGIES ARE GENERALLY SEASONAL AND FAILURE TO DELIVER PRODUCTS TO TAKE ADVANTAGE OF YEAR END HOLIDAY SEASON DEMAND COULD SUBSTANTIALLY IMPACT ROYALTY REVENUE GENERATED, IF ANY, FROM PRODUCTS THAT INCORPORATE OUR TECHNOLOGIES.
     Peak demand for products that incorporate our technologies, especially in the gaming market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not succeed in shipping licensed products in a timely fashion or fail to achieve strong sales in the second half of the calendar year, we would not receive related royalty revenue. We do not control or influence the degree to which our licensees promote our technologies or the prices at which they sell products incorporating our technologies. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or generate meaningful royalty revenue for us.
IF INDUSTRY LEADERS DO NOT ADOPT OUR TECHNOLOGIES, IT MAY BE DIFFICULT FOR US TO EXECUTE OUR BUSINESS STRATEGIES AND WE MAY NOT ACHIEVE REVENUE GROWTH.
     An important part of our strategy is to penetrate new markets by targeting licensees that are leaders in those markets. This strategy is designed to encourage other participants in those markets to also adopt our technologies. If a high profile industry participant adopts our technologies for one or more of their products but fails to achieve success with those products, other industry participants’ perception of our technologies could be adversely affected. Likewise, if a market leader adopts and achieves success with a competing technology, our revenue growth could be limited and other potential licensees may not license our technologies. Finally, if no industry participant adopts our technologies at all, we may not be able to achieve any revenue growth from licensing our technologies.
A SIGNIFICANT PORTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS BASED ON OUR LICENSE FROM SANDIA. FAILURE TO COMPLY WITH THE TERMS OF THE SANDIA LICENSE MAY TERMINATE OR MAKE SUCH LICENSE NONEXCLUSIVE WHICH MAY RESULT IN A MATERIAL NEGATIVE IMPACT ON OUR BUSINESS AND REVENUES.
     A significant portion of our intellectual property rights are based on our license from Sandia National Laboratories (“Sandia”) which is the holder of our preferred stock. The Sandia license is a 12 year exclusive license for human-computer haptics interfaces. Sandia has the right to reduce our rights granted pursuant to the Sandia license (e.g., make rights non-exclusive) if we breach the provisions of the Sandia license or fail to meet the $30,000 per year minimum royalties set forth in the Sandia license. Failure to comply with such terms of the Sandia license may result in a material negative impact on our business and revenues.
IF WE FAIL TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR IF LICENSORS WHO LICENSE INTELLECTUAL PROPERTY RIGHTS TO US FAILS TO PROTECT AND ENFORCE SUCH LICENSORS’ INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO LICENSE OUR TECHNOLOGIES AND TO GENERATE REVENUES WOULD BE IMPAIRED.
     Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. In addition, a substantial portion of our intellectual properties are licensed from Sandia, one of our stockholders. If our company or Sandia is not successful in protecting and enforcing their respective intellectual property rights, our ability to obtain future licenses and royalty revenue could be impaired. In addition, if a court limits the scope, declares unenforceable or invalidates any of our or Sandia’s intellectual properties, current licensees may refuse to make royalty payments or may themselves choose to challenge one or more of our intellectual property rights. Also it is possible that:
     - Sandia’s or our patents may not be broad enough to protect our proprietary rights;
     - Sandia’s or our patents could successfully be challenged by one or more third parties, which could result in our or Sandia’s loss of the right to prevent others from exploiting the inventions claimed in those patents;
     - current and future competitors may develop alternative technologies that are not covered by Sandia’s patents; and
     - effective patent protection may not be available in every country in which our licensees do business.
     Our company and Sandia also rely on licenses, confidentiality agreements and copyright, trademark and trade secret laws to establish and protect their proprietary rights. It is possible that:
     - laws and contractual restrictions may not be sufficient to prevent misappropriation of our or Sandia’s technologies or deter others from developing similar technologies;
     - “shrinkwrap” and “clickwrap” license agreements upon which we will rely to protect some of our software will not be signed by the user and may not be enforceable under the laws of all jurisdictions;
     - other companies may claim common law trademark rights based upon state or foreign laws that precede federal registration of our trademarks;
     - current federal laws that prohibit software copying provide only limited protection from software pirates, and effective trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries; and
     - policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, particularly overseas.
IF WE ARE UNABLE TO DEVELOP NEW LICENSE RELATIONSHIPS, OUR REVENUE GROWTH MAY BE LIMITED.
     A big part of our projected revenue growth depends on our ability to enter into license arrangements. Particularly with respect to those licenses which involve the implementation of our hardware components or software games, we face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding and supporting our relationships with our current licensees. These risks include:
     - the lengthy and expensive process of building a relationship with potential licensees;
     - the fact that we may compete with the internal design teams of potential licensees;
     - difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology and to disclose to us proprietary product development and other strategies; and
     - difficulties in persuading potential licensees to bear development costs to incorporate our technologies into their products.
THE POTENTIAL HIGHER COST OF HAPTICS-ENABLED PRODUCTS MAY INHIBIT OR PREVENT OUR TECHNOLOGIES FROM ACHIEVING MARKET ACCEPTANCE. FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL SIGNIFICANTLY LIMIT OUR REVENUE GROWTH IN OUR COMPUTER GAMING BUSINESS.
     Haptics-enabled products are likely to be more expensive to consumers than products that are not Haptic-enabled. The greater expense of products containing our technologies may be a significant barrier to their widespread adoption and success in consumer markets.

WHILE WE HAVE NOT ENTERED INTO ANY LICENSES THAT GENERATE ROYALTY REVENUE, IF AND WHEN WE DO ENTER INTO SUCH LICENSES, A SMALL NUMBER OF LICENSEES MAY ACCOUNT FOR A LARGE PORTION OF OUR ROYALTY REVENUE.
     While we have not entered into any licenses that generate royalty revenue, a significant portion of our royalty revenue may be derived from a small number of licensees. If any of such limited group of licensees fails to achieve anticipated sales volumes, our results of operations may be adversely affected.
OUR TECHNOLOGIES MUST WORK WITH MICROSOFT’S OR OTHER COMPANY’S OPERATING SYSTEM SOFTWARE, THUS OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT OR SUCH OTHER COMPANY MODIFIES THEIR OPERATING SYSTEM SOFTWARE.
     Our hardware and software technology must be compatible with operating system software, including Microsoft’s or their similar company’s entertainment applications programming interface. Any modifications, additions or deletions by Microsoft or another company’s operating system could require us to modify our technologies and could cause delays in the release of products by our licensees. If Microsoft or another company modifies their software products in ways that limit the use of our other licensees’ products, our costs could be increased and our revenues could decline.
WE WILL DEPEND ON THIRD PARTY MANUFACTURERS TO PRODUCE AND DISTRIBUTE HAPTICS INTERFACE HARDWARE DEVICES. ANY DELAYS IN DELIVERY OF THE HAPTICS INTERFACE HARDWARE DEVICES, QUALITY PROBLEMS OR COST INCREASES WITH RESPECT TO SUCH MANUFACTURERS COULD CAUSE US TO LOSE CUSTOMERS AND COULD ADVERSELY AFFECT OUR REVENUE FROM OUR GAMING BUSINESS.
     We will depend on third party manufacturers to produce and distribute haptics interface hardware devices such as game controllers. We will have limited control over delivery schedules, quality assurance, manufacturing capacity, yields, costs and misappropriation of our intellectual property. Any delays in delivery of the haptics interface hardware devices, quality problems or cost increases could cause us to lose customers and could adversely affect our relationships with our licensees.
IF WE ARE UNABLE TO IMPROVE, AND REDUCE THE COST OF, OUR TECHNOLOGIES, COMPANIES MAY NOT INCORPORATE OUR TECHNOLOGIES INTO THEIR PRODUCTS AND OUR REVENUE GROWTH MAY BE IMPAIRED.
     Our success will depend on our ability to improve, and reduce the cost of, our technologies and to introduce these technologies to the marketplace in a timely and cost effective manner. If our development efforts are not successful or are significantly delayed, companies may not incorporate our technologies into their products and our revenue growth may be impaired.
WE MAY BECOME INVOLVED IN COSTLY AND TIME CONSUMING LITIGATION OVER PROPRIETARY RIGHTS WHICH MAY DELAY BRINGING PRODUCTS INCORPORATING OUR TECHNOLOGIES TO MARKET AND ADVERSELY AFFECTING OUR REVENUE FROM OUR GAMING BUSINESS.
     We attempt to avoid infringing known proprietary rights of third parties. We have not, however, conducted and do not conduct comprehensive patent searches to determine whether aspects of our technology infringe patents held by third parties. Third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to our products and technologies. In November 2000, we received a letter from Immersion Corporation, a competitor public company which has greater financial resources than we do, asserting that some of our technologies, or those of our licensees, may infringe their intellectual property rights. Although this matter has not resulted in litigation to date, any of these notices, or additional notices that we could receive in the future from this or other companies, could lead to litigation. We might also elect to enforce our intellectual property rights against third parties, which could result in litigation.
     Any intellectual property litigation, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. Our company and/or our licensee could be enjoined from the continued use of the technology at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.
WE PROJECT RAPID GROWTH AND CHANGE IN OUR BUSINESS, AND OUR FAILURE TO MANAGE THIS COULD HARM OUR BUSINESS AND NEGATIVELY AFFECT OUR STRATEGY OF STARTING AND GROWING OUR GAMING BUSINESS.
     Any future periods of rapid growth may place significant strains on our managerial, financial, engineering and other resources. The rate of any future expansion, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees.
PRODUCT LIABILITY CLAIMS, INCLUDING CLAIMS RELATING TO ALLEGED REPETITIVE STRESS INJURIES, COULD BE TIME-CONSUMING AND COSTLY TO DEFEND, AND COULD EXPOSE US TO LOSS.
     Claims that consumer products have flaws or other defects that lead to personal or other injury are common in the computer peripherals industry. In particular, manufacturers of peripheral products, such as computer mice, have in the past been subject to claims alleging that use of their products has caused or contributed to various types of repetitive stress injuries, including carpal tunnel syndrome. We have not experienced any product liability claims to date. Although we seek to limit our exposure to product liability claims by using certain provisions in licensing agreements, existing or future laws or unfavorable judicial decisions could limit or invalidate such provisions. If products sold by us or by our licensees cause personal injury, financial loss or other injury to us or our licensees’ customers, the customers, or our licensees, may seek damages or other recovery from us. These claims would be time-consuming and expensive to defend, distracting to management and could result in substantial damages. In addition, the assertion of these claims, even if unsuccessful, could damage our reputation or that of our licensees or their products. This damage could limit the market for our licensees’ haptics-enabled products and harm our results of operations.
WE ANTICIPATE RAISING ADDITIONAL CAPITAL IN THE FUTURE. FAILURE TO RAISE SUFFICIENT CAPITAL WILL LIMIT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.
     We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to carry out our business strategy. We cannot be certain that any financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to expand our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.
OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS HAVE SIGNIFICANT CONTROL OVER US, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS.
     Our current directors, officers and more than 10% stockholders will, as a group, beneficially own approximately 57.94% of our outstanding common stock. Acting together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors and mergers or other business combinations.
     In addition, two major shareholders of Novint, Manhattan Scientifics and Tom Anderson, are both contractually obligated pursuant to a shareholder’s agreement to vote their shares to retain Novint’s current board members as Novint’s board of directors and such directors may elect another director without stockholder approval. Tom Anderson is also the CEO of Novint and Marvin Maslow, a director of Novint, is the CEO of Manhattan Scientifics. As a result, these controlling shareholders will be able to significantly influence decisions affecting Novint’s operations and capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of Novint’s other stockholders to approve transactions that they may deem to be in their best interest such as the sale or other disposition of Novint’s products or businesses to another entity.

     Provisions in our Delaware certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.
A SUBSTANTIAL PORTION OF OUR BUSINESS STRATEGY IS TO DEVELOP HAPTICS ENABLED DEVICES FOR USE IN THE COMPUTING GAMING INDUSTRY AND TO DEVELOP OUR OWN INTERACTIVE COMPUTER GAMING PRODUCTS WHICH INCORPORATES OUR TECHNOLOGIES. SUCH INDUSTRY IS HIGHLY VOLATILE AND COMPETITIVE.
     The interactive computer gaming industry has historically been a volatile and highly dynamic industry affected by changing technology, limited hardware platform life cycles, hit products, competition, component supplies, seasonality, consumer spending and other economic trends. Such industry is also intensely competitive. Interactive computer gaming products typically have life spans of only 3 to 12 months. In addition, the market is crowded with a large number of titles competing for limited shelf space at retail. Our future success will depend in large part on companies that will develop games requiring the use of our technologies to develop and introduce new competitive products on a timely basis and to get those products distributed widely at retail. To compete successfully, new products must adapt to new hardware platforms and emerging industry standards, provide additional functionality and be successfully distributed in numerous changing worldwide markets. If our company or companies that will develop games requiring the use of our technologies were unable, due to resource constraints or technological or other reasons, to successfully develop and distribute such products in a timely manner, this inability would have a material adverse effect on our operating results and our financial condition.
DEVELOPMENT OF SUCCESSFUL INTERACTIVE COMPUTER GAMING PRODUCTS IS HIGHLY UNPREDICTABLE AND COMPLEX AND IS SUBJECT TO PLATFORM CHANGES. FAILURE TO MANAGE THE DEVELOPMENT OF SUCH GAMING PRODUCTS OR TO ANTICIPATE SUCH PLATFORM CHANGES MAY SIGNIFICANTLY IMPACT OUR REVENUE GROWTH FROM OUR GAMING BUSINESS.
     Product development schedules are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. Products frequently include a large amount of content and are complex, time-consuming and costly to develop. A large portion of the interactive computer games that we will produce or that will use our technologies will be designed to be played on proprietary video game platforms such as those owned by Sony, Microsoft, and Nintendo. The success of our products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and our ability to accurately predict these factors with respect to each platform. In many cases, we will have expended a large amount of development and marketing resources on products designed for new video game systems that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than we expected. Conversely, if we did not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, our revenue growth may be adversely affected.
SUCCESS OF INTERACTIVE COMPUTER GAMES ARE INCREASINGLY HITS DRIVEN, THE MARKET FOR SUCH GAMES IS HIGHLY UNPREDICTABLE AND DEVELOPMENT OF NEW CONTENT IS INHERENTLY RISKY AND EXPENSIVE.
     Interactive computer games have become increasingly “hits” driven. Additional marketing and advertising funds are required to drive and support “hit” products, particularly television advertising. There can be no assurance that we will be able to produce “hit” titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses. Whether games will become hits are highly dependent on consumer tastes and moods and are highly unpredictable. Development of new content is inherently risky and expensive. We cannot assure that products will be developed on time, in a cost effective manner, or that they will be commercially successful.
OBTAINING A LICENSE FROM HARDWARE MANUFACTURERS WILL BE REQUIRED TO PUBLISH ANY INTERACTIVE COMPUTER GAME TITLES. WE HAVE NOT OBTAINED SUCH LICENSE AND MAY NOT BE ABLE TO OBTAIN SUCH LICENSE ON ACCEPTABLE TERMS, OR AT ALL.
     We will be required to obtain a license to develop and publish titles for each hardware platform for which we will develop and publish titles. Hardware manufacturers, including Sony (PlayStation, PlayStation2, and Playstation 3), Nintendo (GameCube and Revolution) and Microsoft (Xbox and Xbox 360) require that we obtain approval for the publication of new games. Such manufactures are large companies with substantial financial resources and will be able to impose a very manufacturer favored agreement. We cannot assure that we will be able to obtain such licenses on acceptable terms, or at all.

OUR OFFICERS, DIRECTORS AND EMPLOYEES HAVE NO EXPERIENCE IN THE INTERACTIVE COMPUTER GAMING INDUSTRY AND MAY NOT BE ABLE TO OPERATE THIS BUSINESS EFFECTIVELY. FAILURE TO OPERATE OUR COMPUTER GAMING BUSINESS WILL SIGNIFICANTLY EFFECT OUR REVENUE GROWTH AND RESULTS OF OPERATIONS.
     Offering and developing interactive computer games is a substantial departure from our current business of offering product development services and limited sales of haptics devices. Our officers, directors and employees have no experience in developing, producing, pricing, marketing, selling, or distributing interactive computer games and will rely on its ability to employ persons that have such experience to carry out its business strategy with respect to developing interactive computer games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable by more experience.
WE MAY BE UNABLE TO INCREASE SALES OF OUR NOVINT SONO PRODUCT
     Our Novint sono product is new and, as a result, many ultrasound centers do not carry our products. To increase sales of our Novint sono and Babylight Gems, we must, in addition to convincing ultrasound providers of the utility of our products, persuade them to include our products as part of their services. If these ultrasound providers are unwilling to budget for the Novint sono system or the demands of selling Babylight Gems, we may not be able to increase sales of Novint sono or Babylight Gems products at a satisfactory rate. If we are unable to increase sales of our Novint sono or Babylight Gems products, our results of operations and financial condition may be adversely affected.
REDUCED SPENDING BY CORPORATE RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR PROFESSIONAL APPLICATIONS BUSINESS.
     To date, we have derived the majority of our revenues developing professional applications for customers such as Aramco, Lockheed Martin, Chevron, Chrysler and Sandia. We believe that the current economic downturn has led to a reduction in such corporations’ budgets for research and development in several sectors, including the automotive and aerospace sectors, which use our services and products. Sales of our services and products may be adversely affected by these cuts in corporate research and development budgets.
THE MARKET FOR OUR COMMON STOCK, EVEN IF REGISTERED UNDER THE SECURITIES ACT, MAY NOT BE LIQUID.
     Even if our common stock is registered under the Securities Act, it may be thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for its common stock will develop or be sustained. Further, there is no assurance that our common stock may be listed on any stock exchange or even qualify to be quoted on the over-the-counter bulletin board. Failure to do so may make it very difficult to sell our common stock.
OUR PRIOR EXTERNAL AUDITORS DETERMINED THAT A MATERIAL WEAKNESS RELATED TO OUR INTERNAL CONTROLS AND PROCEDURES EXISTED
     As part of the December 31, 2004 and 2003 audits, we were advised by our former independent registered public accounting firm, Grant Thornton LLP, that there were certain material weaknesses in internal controls and procedures related to the financial reporting process at December 31, 2004, and through the interim periods reviewed through September 30, 2005. As a result, for the year ended December 31, 2004, audit and review of quarterly financial information through September 30, 2005, Grant Thornton LLP proposed, and Novint recorded, numerous adjusting journal entries and additional disclosures to correct the financial statements. Management believes that it has taken sufficient steps necessary to correct its internal control and procedures related to the financial reporting process. The Company’s current independent registered public accounting firm, AJ Robbins PC, has not notified the Company of any material weaknesses in internal controls and procedures related to the financial reporting process at December 31, 2005.
ITEM 2. DESCRIPTION OF PROPERTY
     We do not own any real estate. During fiscal years 2005 and 2004 we rented office space in Albuquerque, New Mexico on a month-to-month basis at a rate of $800 per month. The address is 9620 San Mateo Blvd. NE, Albuquerque, NM 87113. The condition of the building is clean and in good working order. The rent may be paid either in cash or in Manhattan Scientifics, Inc. common stock (see below), such stock is valued as of the closing date of the day before such payment is made. Common stock was not used to pay rent during 2005 or 2004.

     In June 2000, we entered into a Research and Development contract to provide to Manhattan Scientifics, Inc. (Manhattan), a publicly-traded company located in New York, a license and rights to sublicense haptics technology. Coincident with the contract agreement, we entered into an exchange transaction with Manhattan that was finalized in May 2001, whose terms provided that Manhattan would receive 4,067,200 shares of our stock, and we would receive 1,000,000 shares of Manhattan stock. In addition, we obtained from Manhattan exclusive ownership of the worldwide intellectual property rights and associated obligations of Teneo, a privately owned company previously acquired by Manhattan.
     We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy, and we do not intend to undertake investments in real estate as a part of our normal operations.
ITEM 3. LEGAL PROCEEDINGS
     The Company is subject to legal claims and legal proceedings that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a materially adverse effect on its financial position, results of operations, or liquidity. Novint is not currently a party to any pending or threatened legal claims or proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company did not submit any matters to a vote of security holders during this reporting period.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     At this time there is no public trading market for our common stock. Our common stock is not listed or quoted on any national or regional stock market or quotation system. As of March 15, 2006, we have a total of 16,834,345 shares of our common stock outstanding.
     We have outstanding warrants that were issued in conjunction with a private offering of our common stock. These warrants, if exercised, would permit shareholders to purchase an additional 1,524,500 shares of our common stock. These warrants may be exercised until February 18, 2009 for the February 2004 closing of 1,070,000 warrants and May 5, 2009 for the May 2004 closing of 454,500 warrants, at which time they will expire if not exercised. The price for each share of common stock purchased in accordance with the warrants is $2.00.
     In addition, we also have outstanding warrants issued to various service providers. These warrants, if exercised, would permit such service providers to purchase an additional 1,968,400 shares of our common stock. These warrants may be exercised at various times until 2013, at which time they will expire if not exercised. The price for each share of common stock purchased in accordance with the warrants is as follows: 500,000 at $0.50 per share, 868,400 at $1.00 per share, 300,000 at $0.25 and 250,000 at $0.66 per share.
     We have outstanding options that were issued to our various employees and consultants. These options, if exercised, would permit employees and consultants to purchase an additional 8,641,574 shares of our common stock. The price for each share of common stock purchased in accordance with such options ranges from $0.01 to $1.00, and the weighted average exercise price is $0.18. We have 6,027,574 shares that are currently vested and exercisable.
     Assuming all of the warrants and options are exercised and the preferred stock converted, we will have outstanding 28,671,419 shares of common stock. We issued the remaining shares of outstanding common stock in private transactions in reliance upon exemptions from registration under the Securities Act. Those shares may be sold only if we file a registration statement or if there is an applicable exemption from registration. Rule 144 of the Securities Act of 1933 is currently not available for the resale of our common stock. If Rule 144 was available, as of March 15, 2006 up to approximately 4,668,135 issued and outstanding shares could be sold pursuant to Rule 144(k) without being subject to the limitations of paragraphs (c), (e), (f) and (h) of Rule 144. In addition, as of March 15, 2006, up to an additional 11,051,268 issued and outstanding shares could be sold pursuant to Rule 144 subject to the limitations of paragraphs (c), (e), (f) and (h). If all security holders that are eligible to sell under Rule 144 decide to sell their shares once Rule 144 becomes available to them that would put selling pressure on Novint’s common stock resulting in a lower price for such stock. Other than the common stock being registered for the selling shareholders in this offering, we have no agreement with any shareholder to register our securities.
Holders
     We currently have 107 record holders of our common stock.
Dividends
     We have not paid any cash dividends and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements, and such other factors deemed relevant by our Board of Directors.
Securities Authorized for Issuance Under Equity Compensation Plans
     Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2005, the most recently completed fiscal year.
EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available
	of outstanding options,	outstanding options,	for future issuance
Plan Category	warrants and rights (1)	warrants and rights	under the Plan
Equity Compensation Plans approved by security holders	3,135,000	$0.66	365,000
Equity Compensation Plans not approved by security holders
TOTAL	3,135,000	$0.66	365,000
     In March 2004, we established the 2004 Stock Incentive Plan (“Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. The total amount of shares subject to the Plan is 3,500,000 shares.
Recent Sales of Unregistered Securities
     On February 6, 2006, our initial Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement registered for sale common stock of the company by the selling security holders named therein. The company has not and will not receive any proceeds of the sale of common stock under the Registration Statement as all such proceeds, if any, will be for the account of the selling security holders named therein.
     We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933 (the “Act”), during the last three years. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).
     In October 2002, we signed a one year promissory note for $100,000. In conjunction with this note, we issued 150,000 shares of common stock to the note holder in lieu of interest. The recipient of the shares was Murray Kelly. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The investor took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Act. In addition, there was no general solicitation or advertising for the acquisition of our shares. All certificates for our shares contain a restrictive legend. The investor was permitted access to our management for the purpose of acquiring investment information. Based upon written and oral representations of the investor, and the investor’s general dealings with development companies, we deem the investor sophisticated for the purposes of Section 4(2) of the Act.
          In November 2002, we issued a total of 40,000 shares of our common stock to Sandia as repayment of its 2001 and 2002 royalty dues in the amount of $20,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. Sandia is an Accredited Investors as defined in the Act who took its shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of our shares. All certificates for our shares contain a restrictive legend. The investor was permitted access to our management for the purpose of acquiring investment information and due to the investor’s status as Accredited, we deem the investor sophisticated for the purposes of Section 4(2) of the Act.
          In December 2002, we issued an aggregate of 42,727 shares of its common stock in connection with option exercises at $0.01 per share. The recipients of the shares were Walt Aviles, Ed Barris and Peter Mattern. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. All of the persons exercising options took their shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Act. In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend. At the time of the issuance of the underlying options, we deemed all such investors sophisticated for purposes of Section 4(2) of the Act and had not factual basis upon which to change our determination at the time of exercise.
          During 2003, we issued options to purchase an aggregate of 87,122 shares of our common stock with exercise price of ranging from $0.50 to $0.66 per share to Lem Hunter and Arthurine Breckenridge, our employee and consultant as partial compensation for providing services to Novint. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. Both Mr. Hunter and Mr. Breckenridge took their shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of the options or the purchase of our shares upon exercise. All certificates for our shares contain a restrictive legend. The investors were permitted access to our management for the purpose of acquiring investment information. Due to the investors’ status as employees and consultants and their dealings with development companies generally, we deem the investors sophisticated for the purposes of Section 4(2) of the Act.
          In January 2003, we issued 3,788 shares of common stock to Tim Butler, a consultant, as compensation for providing services to Novint. Novint determined that the value of the services provided was approximately $189. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for issuance of these shares. Mr. Butler who took his shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of our shares. All certificates for our shares contain a restrictive legend. The investor was permitted access to our management for the purpose of acquiring investment information. Due to the investor’s status as a consultant and his dealings with development companies generally, we deem the investor sophisticated for the purposes of Section 4(2) of the Act.
          On May 19, 2003, we issued 3,030 shares of our common stock to Jackson Kelly and Nikki Kelly, two former consultants, as compensation for providing services to Novint. Novint determined that the value of the services provided was approximately $151. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend. The investors were permitted access to our management for the purpose of acquiring investment information. Due to the investors’ status as a former consultants and their dealings with development companies generally, we deem the investors sophisticated for the purposes of Section 4(2) of the Act.
          On August 31, 2003, we issued warrants to purchase 300,000 shares of common stock to Richardson & Patel, a law firm for services rendered in connection with a private placement at an exercise price of $0.50 per share. Of the total number issued, 150,000 warrants are immediately vested with the remaining warrants vesting on the first anniversary of the date of the agreement. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these warrants. The law firm is an Accredited Investor as defined in the Securities Act who took the option for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of the option.

The investor was permitted access to our management for the purpose of acquiring investment information and due to the investor’s status as Accredited, we deem the investor sophisticated for the purposes of Section 4(2) of the Act.
          On September 30, 2003, we issued 22,727 shares of our common stock to Gerald Grafe, a consultant, as compensation for providing services to Novint. Novint determined that the value of the services provided was approximately $15,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. Mr. Grafe who took his shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of our shares. All certificates for our shares contain a restrictive legend. The investor was permitted access to our management for the purpose of acquiring investment information. Due to the investor’s status as a consultant and his dealings with development companies generally, we deem the investor sophisticated for the purposes of Section 4(2) of the Act.
          On September 30, 2003, we issued 37,879 shares of our common stock to Richardson & Patel, LLP, a law firm, as compensation for providing legal services to Novint. Novint determined that the value of the services provided was approximately $25,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend. The investor was permitted access to our management for the purpose of acquiring investment information and due to the investor’s status as Accredited, we deem the investor sophisticated for the purposes of Section 4(2) of the Act.
          On October 1, 2003, we issued an aggregate of 71,972 shares of our common stock to Scott Bach, Ed Barsis, Mike Cadigan and Allan Hisey, directors and consultants, as compensation for providing services to Novint. Novint determined that the value of the services provided was approximately $47,501. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. All of the service providers took their shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of our shares. All certificates for our shares contain a restrictive legend. The investors were permitted access to our management for the purpose of acquiring investment information. Due to the investors’ status as directors and consultants and their dealings with development companies generally, we deem the investors sophisticated for the purposes of Section 4(2) of the Act.
          On October 9, 2003, as consideration for granting a one year repayment extension on the October 2002 $100,000 note, we issued an additional 50,000 shares of our common stock to the note holder. The recipient of the shares was Murray Kelly. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The note holder who took his shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of our shares. All certificates for our shares contain a restrictive legend.
          On November 15, 2003, we issued 100,000 shares of our common stock to Bob Kramer, a consultant, as compensation for providing services to Novint. Novint determined that the value of the services provided was approximately $66,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. Mr. Kramer took his shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of our shares. All certificates for our shares contain a restrictive legend. The investor was permitted access to our management for the purpose of acquiring investment information. Due to the investor’s status as a consultant and his dealings with development companies generally, we deem the investor sophisticated for the purposes of Section 4(2) of the Act.
          In November 2003, we issued 500,000 warrants in connection with a loan at an exercise price of $0.50 per share. The recipient of the warrants was Hunter World Markets, Inc. The warrants vested immediately. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The warrant holder was an Accredited Investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of the warrant. During 2003, we issued an aggregate of 115,008 shares of its common stock in connection with option exercises at $0.01 per share. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. All of the warrant holders took their shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend. The investor was permitted access to our management for the purpose of acquiring investment information and due to the investor’s status as Accredited, we deem the investor sophisticated for the purposes of Section 4(2) of the Act.
          In September 2003, we sold 378,788 shares of our unregistered restricted common stock to an individual accredited investor. The recipient of the shares was Jan Arnette. The per share sale price was $0.66 per share. This investor received a right to purchase another 378,788 shares of our unregistered restricted common stock at an exercise price of $0.66 per share which was exercised in January 2004. As a result, another 378,788 shares of our unregistered restricted common stock were issued pursuant to the exercise of such right. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The investor took his shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend. The investor was permitted access to our management for the purpose of acquiring investment information. Based upon written and oral representations of the investor, and the investor’s general dealings with development companies, we deem the investor sophisticated for the purposes of Section 4(2) of the Act.
          On February 19, 2004 we completed an initial closing of a financing transaction in which we sold 2,140,000 shares of our common stock to select institutional and individual Accredited Investors, in order to raise a total of $2,140,000. On May 5, 2004, we completed the final closing of this financing transaction in which we sold an additional 909,000 shares of our common stock to select institutional and individual accredited investors, in order to raise an additional $909,000. The per share offering price was $1.00 per share. The investors also received warrants to purchase an aggregate of 1,524,500 shares of common stock at an exercise price of $2.00 per share. The placement agent for this private placement received fees in the amount of $304,680. We relied upon the exemption from registration as set forth in Section 4(2) of the Act and Rule 506 of Regulation D promulgated under such Act for the issuance of these shares. The investors were permitted access to our management for the purpose of acquiring investment information and due to the investors’ status as Accredited, we deem the investors sophisticated for the purposes of Section 4(2) of the Act.
          In February, 2004, we issued options to purchase 1,205,000 shares of common stock to various employees with an exercise price of $0.66 per share and a 5-year annual vesting provision. The recipients of the options were Jonathon Miller, Walt Aviles and Nick Brown. During 2005, 83,333 of these options were cancelled due to Nick Brown no longer being employed by Novint. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The warrant holder is an Accredited Investor as defined in the Securities Act who took the warrant for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of the warrant. The investor was permitted access to our management for the purpose of acquiring investment information. Due to the investors’ status as a consultants and their dealings with development companies generally, we deem the investors sophisticated for the purposes of Section 4(2) of the Act.
          In March, 2004, we issued a warrant to purchase 200,000 shares of our common stock to a consultant as compensation for providing services to Novint with an exercise price of $1.00 per share. The recipient of the warrant was Corporate Advisors Group. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The warrant holder is an Accredited Investor as defined in the Securities Act who took the warrant for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of the warrant. The investor was permitted access to our management for the purpose of acquiring investment information. Due to the investors’ status as a consultants and their dealings with development companies generally, we deem the investors sophisticated for the purposes of Section 4(2) of the Act.
          In April 2004 we committed to issue 250,000 shares of common stock at $1.00 per share to a consultant for future services. The recipient of the shares was Jack Harrod. The consultant will receive stock as follows: 50,000 shares per quarter as long as the consultant is still providing services to Novint, up to a total of 250,000 shares, beginning April 1, 2004. As of December 31, 2005 all 250,000 shares had been issued. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as a consultant and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
          In June 2004, Novint granted 500,000 options at an exercise price of $0.66 per share, with a 5-year annual vesting provision, to purchase common stock to an employee. The recipient of the option was Tom Anderson. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholder took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
          In July 2004 we committed to issue 10,000 shares of common stock at $1.00 per share to an employee for future services. The recipient of the shares was Mark Benak. The shares have vested. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
          In July 2004 we granted 50,000 options at an exercise price of $0.66 per share, with a 5-year annual vesting provision, to purchase common stock to an employee. The recipient of the options was Mark Benak. During 2005, 30,000 of these options were cancelled due to Mark Benak longer being employed by the Company. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholder took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
          In August 2004 we granted 50,000 options at an exercise price of $0.66 per share, with a 5-year annual vesting provision, to purchase common stock to an employee. The recipient of the options was Annette Radcliffe. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholder took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
          In October 2004 we issued 160,000 shares of common stock at $1.00 per share to consultants for services. The recipients of the shares were Dean Danielson and Neil Krull. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In November 2004 we granted 230,000 options at an exercise price of $.66 per share, with a 5-year annual vesting provision, to purchase common stock to employees. The recipients of the options were George Lancaster, Daryl Lee, and Marc Midura. During 2005, 45,000 of these options were cancelled due to George Lancaster no longer being employed by Novint. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as an employees and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.

          In December 2004, we granted 500,000 options to purchase shares of common stock at $.66 per share and a 5-year annual vesting provision to an employee. The recipient of the options was Antonia Chappell. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and her dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
          In January 2005, we granted 75,000 options to purchase common stock at $0.66 per share and a 5-year annual vesting provision to an employee and 10,000 options to purchase common stock at $0.66 per share and a 4-year annual vesting provision to an advisory board member for consulting services. The recipients of the options were Bill Anderson and Eric Hansen. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In March 2005, we granted 100,000 options to purchase common stock at $0.66 per share to an employee and a 4-year annual vesting provision. The recipients of the options were Jonathan Miller and Peter Thomas. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In March 2005, we issued a warrant to purchase 100,000 shares of our common stock to our legal counsel, Richardson & Patel, LLP as part of a fee agreement for providing legal services to Novint during 2004 with an exercise price of $1.00 per share. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The warrant holder is an Accredited Investor as defined in the Securities Act who took the warrant for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of the warrant. The investor was permitted access to our management for the purpose of acquiring investment information. Due to the investors’ status as service providers and their dealings with development companies generally, we deem the investors sophisticated for the purposes of Section 4(2) of the Act.
          In June 2005, Novint issued 2,500 shares of common stock to Peter Thomas, a consultant for services performed. The stock was valued at $0.66 per share for total consideration of $1,650. An additional 2,500 shares of common stock were issued on March 1, 2006 and the company committed to issue an additional 2,500 shares each on September 1, 2006 and March 1, 2007. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In May 2005, we issued 117,400 shares of common stock to certain consultants in exchange for services rendered during the first quarter of 2005 and for services to be rendered. The recipients of the shares were Coleman Brand Worx, Gerald Grafe, Brad Carvey, Rob Shaw, Jan Easton Carrasco, Brenda Brown, Claire Bauder and Sandia National Laboratories. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.

          In May 2005, we issued 32,400 shares of common stock to certain consultants in exchange for services rendered during the second quarter of 2005 and for services to be rendered. The recipients of the shares were Allan Hisey, Ed Barsis, Peter Mattern, Gerald Grafe, and Glyn Anderson. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In May 2005, we issued 10,000 shares of common stock to Mark Benak, an employee for services rendered during the second quarter of 2005. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In May 2005, we issued 250,000 shares of common stock to Force Dimension in connection with an amendment to our contract. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In May 2005, we granted 28,636 non-qualified options to purchase Company stock to certain related parties and consultants at an exercise price of $.66 per share for services rendered during the second quarter of 2005. The recipients of the options were Steven Maslow, Arline Pranitz and Lem Hunter. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In May 2005, we granted 25,000 options to purchase Company stock to Antonia Chappell, an employee, for services rendered during the second quarter of 2005. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          The Company issued 15,000 shares of common stock to Mark Betti, an advisory board member, for services rendered during the third quarter of 2005. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In August 2005, the Company issued 500 shares of common stock to Hector Reyes, a consultant for services rendered during the third quarter of 2005. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In March 2006, the Company issued 6,000 shares of common stock to Ralph Anderson, a member of our audit committee. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act
          In March 2006, the Company issued 1,250,002 shares of common stock to various investors in repayment of promissory notes issued during the year ended December 31, 2005. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In March 2006, we granted 607,500 shares of common stock to Force Dimension in full payment of amounts outstanding on our contract. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In March 2006, we also granted 200,329 shares of common stock to our private placement investors in recognition of delays in meeting specified filing obligations. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In March 2006, we converted 4,000 shares of preferred stock to 447,300 shares of common stock in accordance with the terms of the conversion options of the original issue of stock to Sandia Corporation. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In March 2006, Novint granted 250,000 options at an exercise price of $1.00 per share, with a 5-year annual vesting provision, to purchase common stock to an employee. The recipient of the options was Bill Anderson. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholder took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
          Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the company with the securities and exchange commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company’s actual results and could cause the company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack or resources to maintain the company’s good standing status and requisite filings with the securities and exchange commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.
OVERVIEW
          We were initially incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999. On February 26, 2002, we changed our state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation. We have no subsidiaries and operate our business under Novint Technologies, Inc. We are a haptics technology company (haptics refers to your sense of touch). We develop, market and sell applications and technologies that allow people to use their sense of touch to interact with computers.
          To date, we have derived the majority of our revenues developing professional applications for our customers. We have completed a number of contracts with companies such as Aramco, Lockheed Martin, Chrysler, Chevron, Sandia National Laboratories, and Woods Hole Oceanographic Institute.
          While we are continuing to expand on our professional applications for our customers, we are also currently preparing to leverage our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. Using our haptics technology, games and applications will have the crucial missing “third sense” to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our audited financial statements for the year ended December 31, 2005, and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2005 or through March 15, 2006. However, we are evaluating how improvements in processes and other changes in haptics technology and our emerging video games business may impact revenue recognition policies in the future.
          REVENUE AND COST RECOGNITION — We recognize revenue from the sale of software products under the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2 generally requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative vendor specific objective evidence of fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, if the determination of vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence does exist or until all elements of the arrangement are delivered.
          SOP 97-2 was amended in December 1998 by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 clarified what constitutes vendor specific objective evidence of fair value and introduced the concept of the “residual method” for allocating revenue to elements in a multiple element arrangement.
          Our revenue recognition policy is as follows:
          Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. Novint accounts for these measurements on the balance sheet under costs and estimated earnings in excess of billings on contracts and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.
          Revenue from product sales relates to the sale of the Phantom haptics interface which is a human-computer user interface (the Phantom). The Phantom allows the user to experience sensory information when using a computer and its handle is the approximate size and shape of a writing instrument. Phantoms are manufactured by an unrelated party and are shipped directly to the customer.
          Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided, whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. Novint’s costs associated with shipping inventory items to Novint’s customers are included in Novint’s Cost of Goods Sold amount. Novint does not charge a separate or additional fee for shipment to their customers, rather this fee is included in the price and therefore part of Novint’s product revenue. No provision for sales returns has been provided in these financial statements, as Novint has never had a sales return.
          EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, requires reimbursements received for out-of-pocket expenses incurred while providing services to be characterized in the income statement as revenue. Novint’s out-of-pocket expenses incurred in connection with their project revenues are recognized in revenues based on a computed overhead rate that is included in their project labor costs to derive a project price.
          In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, Novint recognizes its product sales on a gross basis. Novint is responsible for fulfillment, including the acceptability of the product ordered. Novint has risks and rewards of ownership such as the risk of loss for collection, delivery or returns. Title passes to the customer upon receipt of the product by the customer. In accordance with the Company’s agreement with its customer, further obligation is limited to the terms defined in its warranty.

          IMPAIRMENT — In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
          ACCOUNTS RECEIVABLE — We utilize the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. Our financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash, cash equivalents and available-for-sale securities held at commercial banks and institutions primarily in the United States and trade receivables from our customers. We routinely assess the financial strength of our customers as part of our consideration of accounts receivable collectibility by performing credit evaluations of customers. Trade receivables are not collateralized. We generally grant credit terms to most customers ranging from 30 to 90 days.
          SOFTWARE DEVELOPMENT COSTS — We account for our software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is 5 years. We have capitalized software development costs in connection with our haptic software beginning in 2000. Amortization is computed on the straight-line basis over the remaining life (five years) of our software platform.
          INTERNAL USE SOFTWARE — We have adopted Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, during 2001, which requires capitalization of certain costs incurred during the development of internal use software. On a quarterly basis, we perform a review of our software expenditures to determine if any should be capitalized.
          INTANGIBLES — Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires intangible assets to be tested for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which has been superseded by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We perform a periodic review of our identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. After an impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis.
RECENT ACCOUNTING PRONOUNCEMENTS
          In May 2005, Financial Accounting Standards Board (FASB) issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 differentiates between retrospective application and restatement. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase of the effective date of this Statement. The Company is in the process of determining what impact, if any, the adoption of the provisions of SFAS 154 will have on its financial condition or results of operations.
          In December 2004, the FASB issued SFAS 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement also revises the definition of an exchange and added additional scope exceptions. SFAS 153 is effective prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The Company is in the process of determining what impact, if any, the adoption of the provisions of SFAS 153 will have on its financial condition or results of operations.
          In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payments (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which the Company is currently using. SFAS 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this Statement. Novint is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted. SFAS 123(R) is effective for Novint for the first interim or annual reporting period of the Company’s first fiscal year beginning on or after December 15, 2005.
          In addition, FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), provides additional guidance regarding the accounting treatment for freestanding financial instruments originally issued as employee compensation. Specifically, this instrument would be subject to the recognition and measurement provisions of SFAS 123(R) throughout the instrument’s life, provided the terms of the instrument are not modified after the rights conveyed by the instrument no longer are dependent on whether the holder is an employee.
          The guidance in this FSP supersedes FSP EITF 00-19-1, Applilcationa of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation, and amends SFAS No. 133, Accounting for Derivative Instruments and Heding Activities. This FSP is effective upon initial adoption of SFAS 123(R).
LIQUIDITY AND CAPITAL RESOURCES
          Novint closed a funding round in February and May of 2004 in which we raised $3,049,000. We have used a significant portion of the sources of cash to pay off certain liabilities including notes payable, offering costs and salaries. However, if we are successful in developing our gaming technology and video games business, and in developing partnerships with game publishers and hardware manufacturers, we will need to raise approximately another $18 million in funding to execute our current business plan with respect to our video games business. There can be no assurances that we will be able to obtain any additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders.
          Since inception, Novint has incurred net operating losses and other equity charges, which have resulted in an accumulated deficit of $8,168,232 at December 31, 2005 and 4,752,221 at December 31, 2004. For the years ended December 31, 2005 and 2004, Novint had net losses totaling $3,386,405 and $2,439,303, respectively. Since inception, management has raised equity totaling approximately $6.3 million through various private equity transactions and has approximately $42,000 in cash on hand at December 31, 2005 and $1.329 million in cash on hand at December 31, 2004. Without additional equity infusion or long term borrowings, there is substantial doubt as to the Company’s ability to continue as a going concern. Management believes they will need additional funding to supplement their cash on hand along with revenues from project and product sales to allow Novint to satisfy its short term obligations and provide enough cash flow for Novint to continue operations. Management has the ability to curtail spending and negotiate or push back payments to third parties, or settle such expenditures in stock in the event they experience cash shortfalls or in the event the next round of funding does not occur or takes significantly longer than anticipated.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.
          REVENUES. During the year ended December 31, 2005, we had revenues of $362,097 as compared to revenues of $312,129 during the year ended December 31, 2004, an increase of approximately 16%. The increase was primarily due to during the year ended December 31, 2004, Novint had four employees working on one contract while, during the year ended December 31, 2005, the Company had eight employees working on three major contracts.
          COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of Goods Sold, which consists of materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $179,162 for the year ended December 31, 2005, compared to $253,414 for the year ended December 31, 2004. Our average gross profit percentage on contract activity was approximately 49% for the year ended December 31, 2005, compared to 15%for the year ended December 31, 2004. The increase in gross profit percentage resulted as we gained efficiency in our project design and delivery effort and were better able to meet contract requirements with less labor effort expended. In addition, during the year ended December 31, 2004, the company experienced and recorded a loss on one of its government contracts. A portion of the gross project loss recognized during the year ended December 31, 2004 was offset by profit from Phantoms sold. No Phantoms were sold during the year ended December 31, 2005.
          OPERATING EXPENSES. Operating expenses totaled $3,296,657 for the year ended December 31, 2005, compared to $2,309,003 for the year ended December 31, 2004, an increase of $987,654 or 42.7%. Included in the increase is approximately $603,837 in additional research and development expenditures attributable to our current efforts to develop computer gaming technology. During the year ended December 31, 2005, we had 11.5 full time equivalent employees (FTE’s) as compared to 5 FTE’s during the year ended December 31, 2004. A ratable portion of their salaries and benefits were allocated to general and administrative expenses resulting in approximately $350,000 of additional expense during 2005. Partially offsetting these increases are a decrease in professional fees as the company completed its private placement efforts and finalizes its efforts to complete its public filing, and a decrease in depreciation and amortization expenses as a result of the full amortization of certain licensing agreements. Sales and marketing increased by approximately $36,000 in relation to our efforts to market our computer gaming technology.
          LOSS FROM OPERATIONS: We had a Loss from Operations of $3,113,722 for the year ended December 31, 2005, compared to a Loss from Operations of $2,250,288 for the year ended December 31, 2004. Our net losses have increased as a result of the increase in our operating expenses as described above.
          NET LOSS. We had a net loss of $3,386,405, or $0.24 per share, for the year ended December 31, 2005, compared to $2,439,303, or $0.19 per share, for the year ended December 31, 2004. In addition to the increase in loss from operations the company incurred $86,000 in additional interest expense attributable to a pay off of a note payable in 2004, and execution of additional notes payable in 2005. We believe that net losses will increase substantially in the short term as labor efforts and associated costs are diverted from contracted and revenue-generating activities to research and development activities for computer gaming design and development.
ITEM 7. FINANCIAL STATEMENTS
          The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          Grant Thornton LLP, the independent registered public accounting firm who had been engaged by the Company as the principal accountant to audit the Company’s financial statements, was dismissed effective February 21, 2006. On February 21, 2006, the Company’s Board of Directors and Audit Committee approved the engagement of AJ Robbins PC as the Company’s new principal independent accountant to audit the Company’s financial statements for the year ending December 31, 2005.
          The decision to change the Company’s independent accountant from Grant Thornton LLP to AJ Robbins PC was approved by the Company’s Board of Directors and Audit Committee on February 18, 2006.
          The report of Grant Thornton LLP on the financial statements of the Company as of and for the years ended December 31, 2004 and 2003, did not contain an adverse opinion or a disclaimer of opinion; however, the report issued on the financial statements for the years ended December 31, 2004 and 2003, was modified as to the Company’s ability to continue as a going concern. During the periods ended December 31, 2004 and 2003, and the interim period from January 1, 2005 through the date of dismissal, the Company did not have any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.
          Prior to engaging AJ Robbins PC, the Company had not consulted AJ Robbins, PC, regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.
          As part of the December 31, 2004 and 2003 audits, we were advised by our former independent registered public accounting firm, Grant Thornton LLP, that there were certain material weaknesses in internal controls and procedures related to the financial reporting process at December 31, 2004, and through the interim periods reviewed through September 30, 2005. As a result, for the year ended December 31, 2004, audit and review of quarterly financial information through September 30, 2005, Grant Thornton LLP proposed, and Novint recorded, numerous adjusting journal entries and additional disclosures to correct the financial statements.
ITEM 8A. CONTROLS AND PROCEDURES
          (a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President, and CFO believe:
(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures are effective.
          (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.
ITEM 8B. OTHER INFORMATION
          The Company’s Registration Statement on Form SB-2 was declared effective on February 6, 2006. The Company filed a Registration Statement on Form 8A under the Securities and Exchange Act of 1934 and became subject to the periodic reporting obligations under the Securities and Exchange Act of 1934 during the first quarter of 2006. Accordingly, the Company was not required to disclose information or file any reports on Form 8-K, and not did report any information on a Form 8-K, during the fourth quarter of the year covered by this Form 10-KSB.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          The directors and executive officers of the Company and their ages at December 31, 2005 are as follows:

Name	Age	Position Held	Officer/Director since
Tom Anderson	31	Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board and Director	2000
Walter Aviles	46	Chief Technical Officer	2001
Marvin Maslow	68	Director	2000
Ed Barsis	65	Director	2000
          The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs other than a shareholders agreement between Manhattan Scientifics, Tom Anderson and Novint whereby the parties agree: (i) to elect Tom Anderson and Marvin Maslow as directors; (ii) that Manhattan Scientifics will have the right to elect 2 board members; (iii) the fifth director shall be selected by the other 4 directors; (iv) to vote their shares in Novint to maintain the ratio of ownership percentages in Novint owned by Anderson and Manhattan Scientifics; (v) to give Novint a right of first refusal on any sale of Novint shares of stock by Manhattan Scientifics; and (vi) when Novint becomes a public company, Manhattan Scientifics agrees not to sell more than 3,000 Novint shares per trade upon the open market, nor more than 15,000 Novint shares per day upon the open market, without the prior written consent of Novint.
Biographical Information
          Tom Anderson — CEO, President, Acting CFO, and Chairman of the Board. Tom Anderson, our CEO, President and Chairman of the Board, is one of the earliest pioneers in 3D touch software. He has led Novint over the past five years and has been responsible for overseeing all aspects of its business development. He began his work on computer touch more than ten years ago at Sandia National Laboratories using the first PHANTOM (the first haptics device of its kind) ever sold. Mr. Anderson was the inventor and principal investigator during the five-year computer touch project at Sandia responsible for developing the technology and applying it to important problems. Mr. Anderson then worked to obtain an exclusive license to the Sandia Technology for Novint Technologies. From 1998 to 2000 Mr. Anderson was a member of the technical staff at Sandia National Laboratories. His responsibilities included software programming and haptic project development. Sandia National Laboratories is a DOE National Research Laboratory. From 2000 to the present Mr. Anderson serves as the CEO of Novint Technologies, Inc., responsibilities include all aspects of running the company including overseeing product and project development, business development, legal, accounting, hiring, management of employees, and company operations. Mr. Anderson has a BS in Electrical Engineering, Magna Cum Laude, from the University of New Mexico, and an MS in Electrical Engineering from the University of Washington, where he studied both computer interface technology and business management.
          Walt Aviles — Chief Technical Officer. Novint’s Chief Technical Officer, Walter A. Aviles, has over 20 years of technical and managerial experience in commercial, government and academic environments in the design and development of advanced, first of a kind, human/machine interfaces, virtual environments and robotic systems. He holds undergraduate and graduate degrees in Electrical Engineering and Computer Science from Stanford University and The Massachusetts Institute of Technology. He is a founding member of the Virtual Environment and Teleoperator Research Consortium (VETREC), an Associate Editor of the MIT Press journal Presence and a member of the Tau Beta Pi and Sigma Chi engineering honor associations. From 1999 to 2000, Mr. Aviles founded and operated Teneo Computing, Inc., where he worked on projects including: a prototype dental cavity preparation simulator developed in collaboration with the Harvard University School of Dentistry; a three-dimensional data understanding and editing system for volumetric seismic data developed with Mobil Oil; and a computer interface for the blind research system developed with NHK Television of Japan. Prior to founding Teneo Computing, from 1996 to 1999, Mr. Aviles was a Vice President of product development at SensAble Technologies in Cambridge, Massachusetts, where he helped establish the corporation’s software group and developed the world’s first commercial haptics software toolkit. He also spearheaded the development of real-time techniques and commercial applications for interaction with volumetric models including the FreeForm application.

          Marvin Maslow. Marvin Maslow is the first board member after Tom Anderson, and is the CEO of our principal investor, Manhattan Scientifics. Mr. Maslow has provided a strong guiding hand in our early growth. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc. From 1999 through 2002, Mr. Maslow served as a director of NMXS.com, Inc. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow is the Chairman of the Board of Manhattan Scientifics, Inc., a publicly traded company which is also one of our shareholders.
          Dr. Edwin Barsis. Dr. Edwin H. Barsis is a partner in BMV Associates, a consulting firm he co-founded in 1995 that specializes in managerial consulting, technology assessment and business development. Clients include new business ventures, large and small commercial corporations and the US government. Previously, during a 26-year career at Sandia National Laboratories, Dr. Barsis held positions on the technical staff and in senior management where he was responsible for building and directing technical groups, managing the corporation’s R&D investments and business development. He graduated from Cornell University with B.S., M.S., and Ph.D. degrees in Engineering Physics; and subsequently served as a Captain in the US Army from 1967 to 1969.
Family Relationships
          There are no family relationships among the directors and executive officers.
Involvement in Certain Legal Proceedings
          None of the directors or executive officers has, during the past five years:
          (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
          (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;
          (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and
          (d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
Compliance with Section 16(a) of The Exchange Act
          Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company’s officers, directors and greater than ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements since the date our Registration Statement on Form SB-2 was declared effective — February 6, 2006.
Audit Committee
          We currently have a separately designated Audit Committee. Our audit committee is comprised of Mr. Marvin Maslow, a director and Mr. Ralph Anderson, who is not a director, or employee, or consultant to the company. We believe Mr. Anderson is a “financial expert” as that term is defined by the SEC.
The purposes of the audit committee are:

- to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;
- to oversee the independent auditors’ qualifications and independence;
- to oversee the performance of our independent auditors;
- to oversee our systems of internal controls regarding finance,
- accounting, legal compliance and ethics that management and the Board of Directors has established or will establish in the future;
- to establish procedures for the receipt, retention and treatment of employees and executives;
- complaints regarding accounting, internal controls, and other auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;
- to provide an open avenue of communication among the independent auditors, financial and senior management, the internal auditing department, and the board of directors, always emphasizing that the independent auditors are accountable to the audit committee; and
- to perform such other duties as are directed by the board of directors.
Code of Ethics
          The Company adopted a Code of Business Conduct and Ethics as of March 31, 2006, which applies to all employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
ITEM 10. EXECUTIVE COMPENSATION
Summary of Compensation
          The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the last three completed fiscal years ended December 31, 2005, 2004, and 2003. The following table summarizes all compensation received by our Chief Executive Officer, Chief Technical Officer and Chief Financial Officer in fiscal years 2005, 2004, and 2003.
SUMMARY COMPENSATION TABLE

		Annual Compensation			Long - Term Compensation
				Other		Awards
				Annual	Restricted	Securities		Payouts
				Compen -	Stock	Underlying	LTIP	All Other
Name and	Fiscal		Bonus	sation	Award(s)	Options/SARs	Payouts	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	(#)	($)	($)
Tom Anderson	2005	$150,000	—	—	—	—	—	—
Chief Executive	2004	$150,000	—	—	—	500,000 Options	—	—
Officer	2003	$ 90,000	—	—	—	—	—	—

Walter Aviles	2005	$155,000	—	—	—	—	—	—
Chief Technical	2004	$155,000	—	—	—	1,000,000 Options	—	—
Officer	2003	$100,000	—	—	—	—	—	—
          The following table shows all grants during the fiscal year ended December 31, 2005 of stock options under our stock option plans to the named executive officers.
OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)
Percent of

	Number of	Total Options
	Securities	Granted to
	Underlying	Employees	Exercise or
	Option	during Fiscal	Base Price	Expiration
Name	Granted (#)	Year(%)	($/Sh)	Date
Walt Aviles	—
Tom Anderson	—
          The following table provides information as to the number and value of unexercised options to purchase our common stock held by the named executive officers at December 31, 2005. During the year ended December 31, 2004, Walt Aviles exercised options for 20,000 shares at an exercise price of $0.01 per share.
AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

Value of Unexercised
	Number of Securities Underlying	In-the-Money Options
	Unexercised Options at Fiscal Year-	at Fiscal Year-End ($)
Name	End (#) Exercisable/Unexercisable	Exercisable/Unexercisable
Tom Anderson	3,100,000/400,000	$3,100,000/$400,000
Walt Aviles	1,382,220/800,000	$1,382,220/$800,000
LONG-TERM INCENTIVE PLAN AWARDS
          We do not currently have any long term incentive plans.
COMPENSATION OF DIRECTORS
          Directors do not generally receive cash compensation for their services as directors, but are to be reimbursed for expenses incurred in attending board meetings. There is no expressed cap for such expenses and Novint will reimburse all such reasonable expenses incurred by its directors. In 2003, Mr. Edwin Barsis, a current director, and Mr. Scott L. Bach, a former director of Novint, each received 15,152 shares of Novint’s common stock for services as directors of Novint.
EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
          We have an employment agreement with our CEO, Tom Anderson. Under such agreement, he is entitled to an annual base salary of $150,000 per year and cash bonus to be determined by Novint, is subject to confidentiality provisions and is entitled to a severance of one year base salary if he is terminated by Novint without cause. This agreement does not provide provisions covering a change in control of Novint. The commencement date of this agreement is March, 2004.
          We also have an employment agreement with our CTO, Walter Aviles. Under such agreement, he was originally granted options to purchase 400,000 shares of Novint’s common stock, but options to purchase 200,000 shares were cancelled, he is currently entitled to an annual base salary of $155,000 per year and cash bonus to be determined by Novint, is subject to confidentiality provisions and is entitled to a severance of two months base salary if he is terminated by Novint without cause. This agreement does not provide provisions covering a change in control of Novint. The commencement date of this agreement is November 11, 2000.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The following table sets forth certain information regarding beneficial ownership of our common stock as of March 9, 2006 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our director and executive officer, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 9620 San Mateo Boulevard NE, Albuquerque, New Mexico 87113.

		Amount and Nature
		of Beneficial		Percent
Title of Class	Name and Address of Beneficial Owner	Ownership (1)		of Class (6)
Common	Tom Anderson	6,790,118	(2)	33.38%
Common	Walter Aviles	2,182,220	(3)	12.11%
Common	Ed Barsis	118,867	(4)	— *
Common	Marvin Maslow	2,103,833	(5)	12.45%
Common	Manhattan Scientifics, Inc.	2,061,410		12.21%
Common	Absolute Return Europe Fund	1,150,000	(7)	7.65%
Common	European Catalyst Fund Ltd	1,137,500	(8)	7.65%
Common	RAB Special Situations Fund	1,404,000	(9)	9.79%
	All officers and directors as a group	11,195,035		57.94%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 9, 2006, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2)	Mr. Anderson is the CEO and owns 3,290,118 shares of our common stock and an option to purchase 3,500,000 shares of our common stock, 3,000,000 of which at an exercise price of $0.05 per share and 500,000 of which at an exercise price of $0.66 per share.

(3)	Mr. Aviles is the CTO and owns options to purchase 82,220 shares at an exercise price of $0.01 per share and 1,100,000 shares at an exercise price of $0.05 per share of our common stock and 1,000,000 shares at an exercise price of $0.66 per share.

(4)	Mr. Barsis is a Director.

(5)	Mr. Maslow is a Director of Novint and is the CEO of Manhattan Scientifics which owns 2,061,410 shares of common stock. Includes an option to purchase 50,000 vested shares at an exercise price of $0.66 per share. Under this option up to the amount of 50,000 shares will vest annually on June 10 of each year until vested in full.

(6)	Percentages are based on 16,841,845 shares of common stock issued and outstanding on March 9, 2006 plus options, warrants or convertible securities exercisable or convertible by directors and executive officers in the group within 60 days of March 9, 2006.

(7)	Includes up to 250,000 shares of common stock to be issued upon the exercise of a warrant at an exercise price of $2.00 per share of common stock. Also includes 375,000 shares owned by European Catalyst Fund Ltd, an entity under common control. The individual person who has or share the power to vote and/or dispose of these securities and the securities of European Catalyst Fund Ltd is Darius Parsi.

(8)	Includes up to 125,000 shares of common stock to be issued upon the exercise of a warrant at an exercise price of $2.00 per share of common stock. Also includes 750,000 shares owned by Absolute Return Europe Fund, an entity under common control. The individual person who has or share the power to vote and/or dispose of these securities and the securities of Absolute Return Europe Fund is Darius Parsi.

(9)	The individual person who has or shares the power to vote and/or dispose of these securities is W.P.S. Richards

*	Less than one percent.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The following are the Company’s reportable relationships or transactions during the last two years:
     In February 2004, we issued options to purchase 1,000,000 shares of common stock to Walter Aviles, our Chief Technology Officer, at an exercise price of $0.66 per share. Based on the value of the common stock on the date of grant, the dollar value of the shares underlying the options was $1,000,000.
     In February 2004, we issued options to purchase 125,000 shares of common stock to Richard Aviles, a former consultant and now an employee, with an exercise price of $0.66 per share. Mr. Aviles is Mr. Walter Aviles’s brother. Mr. Walter Aviles is our Chief Technology Officer. Based on the value of the common stock on the date of grant, the dollar value of the shares underlying the options was $125,000. Mr. Richard Aviles’ compensation was increased to its current level of $71,500.
     In June 2004, Novint granted 500,000 options at an exercise price of $0.66 per share, with a 5-year annual vesting provision, to purchase common stock to Tom Anderson, our Chief Executive Officer. Based on the value of the common stock on the date of grant, the dollar value of the shares underlying the options was $500,000.
     In January 2005, we granted 75,000 options to purchase common stock at $0.66 per share to Bill Anderson, an employee. Mr. Anderson is Tom Anderson’s brother. Tom Anderson is our Chief Executive Officer. Based on the value of the common stock on the date of grant, the dollar value of the shares underlying the options was $75,000.
     In May 2005, we issued 5,000 shares of common stock to Ed Barsis, our Director, for consulting services. Based on the value of the common stock on the date of grant, the dollar value of the shares was $5,000.
     In August and September 2005, the company obtained a bridge loan from ten individual investors in the principal amount of $525,000. The loan will accrue interest at the rate of 12% per annum. The loan is secured by the personal guaranty agreement of our President and Chief Executive Officer, Mr. Tom Anderson, and is further secured by a pledge of up to 795,455 shares of common stock of the company owned by him. No payments are due on the loan until August 2006. The value of the pledged shares is equal to approximately $795,455 (based on a value of $1.00 per share), which adequately secures the obligations and any related costs for interests, fees or collections on default.
     In March 2006, Novint granted 250,000 options at an exercise price of $1.00 per share, with a 5-year annual vesting provision, to purchase common stock to Mr. Bill Anderson, an employee. Mr. Bill Anderson is Mr. Tom Anderson’s brother. Mr. Tom Anderson is our Chief Executive Officer. Based on the value of the common stock on the date of grant, the dollar value of the shares underlying the options was $250,000. In addition, Mr. Bill Anderson’s compensation was increased to its current level of $75,000.
ITEM 13. EXHIBITS

Number	Description
3.1*	Articles of Incorporation

3.2*	Bylaws

3.3*	Articles of Merger

3.4*	Certificate of Merger

4.1*	Articles of Incorporation (See Exhibit 3.1)

10.1*	License Agreement with Sandia; Amendments

10.2*	Lease for 9620 San Mateo

10.3*	Employment Agreement with Tom Anderson

10.4*	Employment Agreement with Walter Aviles

10.5*	2004 Incentive Stock Plan

10.6*	Shareholders Agreement

10.7*	Lock Up Agreement

10.8*	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9*	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10*	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11*	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12*	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

10.13*	Purchase Order from DaimlerChrylser Corporation

10.14*	Purchase Order # 94059 from LockheedMartin Corporation

10.15*	Purchase Order # 96996 from LockheedMartin Corporation

Number	Description
10.16*	Purchase Order # 97860 from LockheedMartin Corporation

10.17*	Purchase Order # Q50601685 from LockheedMartin Corporation

10.18*	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19*	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20*	Purchase Order #24232 from Sandia National Laboratories

10.21*	Purchase Order #27467 from Sandia National Laboratories

10.22*	Purchase Order #117339 from Sandia National Laboratories

10.23*	Purchase Order #250810 from Sandia National Laboratories

10.24*	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

10.25*	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26*	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.27*	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28*	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29*	Intellectual Property License Agreement with Force Dimension LLC

10.30*	Purchase Order with Lockheed Martin dated April 1, 2005

10.31*	Purchase Order with Lockheed Martin dated April 4, 2005

10.32*	Purchase Order with Lockheed Martin dated April 21, 2005

10.33*	Purchase Order with Deakin University dated April 6, 2004

10.34*	Purchase Order with Robarts Research dated September 24, 2004

10.35*	Purchase Order with University of New Mexico dated March 16, 2004

10.36*	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37*	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.38	Purchase Order with Lockheed Martin dated February 16, 2006

10.39	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.40	Purchase Order with Lockheed Martin dated March 3, 2006

14	Code of Ethics

23.1	Consent of AJ Robbins PC

23.2	Consent of Grant Thornton PC

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.
All other exhibits are filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2005	December 31, 2004

(i) Audit Fees	$166,435	$135,465
(ii) Audit Related Fees	20,160	23,500
(iii) Tax Fees	14,988	2,249
(iv) All Other Fees	—	—

Total fees	$201,583	$161,214

     Audit Fees. Consists of fees billed for professional services rendered for the audit of the financial statements of our company for each such fiscal year.
     Audit-Related Fees. Consists of fees billed for preparation and support of the audit by our contract CFO.
     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.
     All Other Fees. Consist of fees for products and services other than the services reported above.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Novint Technologies, Inc.
Albuquerque, New Mexico
We have audited the accompanying balance sheet of Novint Technologies, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novint Technologies, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and an accumulated deficit at December 31, 2005, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.
           AJ. ROBBINS, P.C.
          CERTIFIED PUBLIC ACCOUNTANTS
Denver, Colorado
March 17, 2006

Accountants and Business Advisors
Report of Independent Registered Public Accounting Firm
Board of Directors
Novint Technologies, Inc.
We have audited the accompanying balance sheets of Novint Technologies, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Novint’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novint Technologies, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Grant Thornton LLP
Albuquerque, New Mexico
March 25, 2005
100 Sun Avenue
Suite 602
Albuquerque, NM 87109
T     505.855.7900
F     505.855.7938
W   www.grantthornton.com
Grant Thornton LLP
US member of Grant Thornton International

Novint Technologies, Inc.
BALANCE SHEET

December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,127
Prepaid expenses and other current assets	8,153
Accounts receivable, net	75,140
Deferred financing costs	4,032

Total current assets	129,452

PROPERTY AND EQUIPMENT:
Office equipment	48,841
Software	7,246
Computer equipment	205,336

261,423

Less: Accumulated depreciation	220,283

Net property and equipment	41,140

INTANGIBLE ASSETS, NET	167,191

Total assets	$337,783

The accompanying notes are an integral part of this financial statement.

Novint Technologies, Inc.
BALANCE SHEET
(Continued)

December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$70,739
Accrued payroll related liabilities	79,570
Accrued royalties	30,000
Accrued interest	29,563
Accrued research and development liabilities	654,646
Accrued expenses — related parties	23,471
Other accrued liabilities	12,023
Billings in excess of costs and estimated earnings	12,670
Convertible Notes payable	481,303
Notes payable	725,000

Total current liabilities	2,118,985

COMMITMENTS AND CONTINGENCIES

CONDITIONALLY REDEEMABLE CONVERTIBLE PREFERRED STOCK, Series A: aggregate liquidation preferences, $100,000, $0.01 par value; 4,000 shares authorized, issued and outstanding	276,326

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, authorized 50,000,000 shares, $0.01 par value; 14,323,214 shares issued and outstanding	143,232
Additional paid-in capital	6,534,975
Accumulated deficit	(8,168,232)
Accumulated other comprehensive loss	(4,605)
Unearned compensation	(562,898)

Total stockholders’ equity (deficit)	(2,057,528)

Total liabilities and stockholders’ equity (deficit)	$337,783

The accompanying notes are an integral part of this financial statement.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2005	2004
Revenue:
Project	$331,752	$144,332
Product	30,345	167,797

Total revenue	362,097	312,129

Cost of goods sold:
Project	168,038	122,729
Product	11,124	130,685

Total cost of goods sold	179,162	253,414

Gross profit	182,935	58,715

Operating expenses
Research and development	1,341,710	737,873
General and administrative	1,707,166	1,329,003
Depreciation and amortization	123,526	154,791
Sales and marketing	124,255	87,336

Total operating expenses	3,296,657	2,309,003

Loss from operations	(3,113,722)	(2,250,288)

Other (income) expense
Interest income	(3,023)	—
Interest expense	275,706	189,015

Net other expenses	272,683	189,015

Net loss	(3,386,405)	(2,439,303)

Preferred stock accretion	(29,606)	(101,332)

Net loss available to common stockholders	$(3,416,011)	$(2,540,635)

Loss per share, basic and diluted:
Net loss	$(0.24)	$(0.19)

Net loss available to common stockholders	$(0.24)	$(0.19)

Weighted-average common shares outstanding, basic and diluted	14,172,406	13,111,533

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and 2004

							Accumulated
	Conditionally Redeemable,				Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Compensation	Total
Balances, December 31, 2003	4,000	$145,388	10,028,026	$100,280	$2,147,028	$(2,211,586)	$(4,605)	$(4,950)	$26,167

Common stock issued to consultants for services	—	—	320,000	3,200	316,800	—	—	—	320,000
Common stock issued for cash	—	—	378,788	3,788	246,212	—	—	—	250,000
Common stock and warrants issued in private placement transaction, net of issuance costs	—	—	3,049,000	30,490	2,324,661	—	—	—	2,355,151
Options issued to employees for future services	—	—	—	—	861,900	—	—	(861,900)	—
Options issued to consultants for future services	—	—	—	—	73,574	—	—	—	73,574
Cancelled options for employees	—	—	—	—	(27,200)	—	—	27,200	—
Common stock issued upon exercise of options for services	—	—	20,000	200	—	—	—	—	200
Amortization of unearned compensation	—	—	—	—	—	—	—	92,670	92,670
Preferred stock accretion	—	101,332	—	—	—	(101,332)	—	—	(101,332)
Net loss	—	—	—	—	—	(2,439,303)	—	—	(2,439,303)

Balances, December 31, 2004	4,000	$246,720	13,795,814	$137,958	$5,942,975	$(4,752,221)	$(4,605)	$(746,980)	$577,127

Common stock issued to consultants for services	—	—	527,400	5,274	505,976	—	—	—	511,250
Options issued to employees for future services	—	—	—	—	68,000	—	—	(68,000)	—
Options issued to consultants for future services	—	—	—	—	74,407	—	—	—	74,407
Cancelled options for employees	—	—	—	—	(56,383)	—	—	56,383	—
Amortization of unearned compensation	—	—	—	—	—	—	—	195,699	195,699
Preferred stock accretion	—	29,606	—	—	—	(29,606)	—	—	(29,606)
Net loss	—	—	—	—	—	(3,386,405)	—	—	(3,386,405)

Balances, December 31, 2005	4,000	$276,326	14,323,214	$143,232	$6,534,975	$(8,168,232)	$(4,605)	$(562,898)	$(2,057,528)

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,386,405)	$(2,439,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	123,526	154,791
Common stock issued for services	511,250	320,000
Options issued to consultants for services	74,407	73,573
Amortization of warrants issued in connection with notes payable	—	121,983
Issuance of convertible notes payable for research and development	481,303	—
Amortization of unearned compensation	195,699	92,670
Changes in operating assets and liabilities:
Accounts receivable	(47,990)	54,715
Prepaid expenses	(156)	17,250
Deferred financing costs	(4,032)	—
Accounts payable	(139,011)	195,860
Accrued liabilities	180,118	287,207
Accrued interest	29,563	—
Accrued expenses related party	23,471	—
Costs and estimated earnings in excess of billings on contracts, net	3,271	33,789
Reserve for contract loss	(6,775)	6,775
Billings in excess of costs and estimated earnings on contracts, net	(47,185)	59,855

Net cash (used in) operating activities	(2,008,946)	(1,020,835)

Cash flows from (to) investing activities:
Intangible expenditures	—	(222,046)
Property and equipment acquisitions	(3,355)	(50,169)
Restricted cash	—	291,254

Net cash provided by (used in) investing activities	(3,355)	19,039

Cash flows from (to) financing activities:
Proceeds from exercise of options	—	200
Proceeds from issuance of common stock	—	3,299,000
Expenditures for prepaid private placement issuance fees	—	(400,095)
Proceeds from notes payable	725,000	—
Repayment of notes payable	—	(600,000)

Net cash provided by financing activities	725,000	2,299,105

Net increase (decrease) in cash and cash equivalents	(1,287,301)	1,297,309

Cash and cash equivalents at beginning of period	1,329,428	32,119

Cash and cash equivalents at end of period	$42,127	$1,329,428

Supplemental information:
Non-cash: Issuance and modification of warrants for private placement fees	$—	$620,028

Research and Development paid with Note Payable	$481,303	$—

Interest paid	$—	$61,600

Fair value accretion on conditionally redeemable, convertible preferred stock	$29,606	$101,332

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 1 — NATURE OF BUSINESS
Novint Technologies, Inc. (the “Company” or “Novint”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company. The Company currently is engaged in the development and sale of haptics products and equipment, including installation services and support, to production and manufacturing companies in the United States. e-Touch™ is a software program designed to utilize haptics (the sense of touch) equipment, using sight and sound to enable 3D interaction for the user of a computer. The Company’s efforts primarily are concentrated on the development and marketing of e-Touch™ applications. The Company plans to expand into the consumer interactive computer gaming market, which is a substantial departure from its current business of offering product development services and limited sales of haptic technology. The Company’s operations are based in New Mexico with sales primarily to private entities and quasi-governmental agencies in the United States.
Going Concern and Managements Plans
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses and operated with negative working capital and, as a result, there exists substantial doubt about its ability to continue as a going concern.
Since inception, the Company has incurred net operating losses and other equity charges, which have resulted in an accumulated deficit of $8,168,232 at December 31, 2005 and $4,752,221 at December 31, 2004. For the years ended December 31, 2005 and 2004, the Company had a net loss of $3,386,405 and $2,439,303, respectively. Since inception, management has raised equity totaling approximately $5.2 million through various private equity transactions and had approximately $42,000 and $1,329,000 in cash on hand at December 31, 2005 and December 31, 2004, respectively.
During 2004, the Company closed a private placement in which the Company raised $3,049,000. The Company has used a significant portion of the sources of cash to pay off certain liabilities including notes payable that were outstanding at December 31, 2003, offering costs, research and development costs and salaries.
If the Company is successful in developing its gaming technology and video games business, and in developing partnerships with game publishers and hardware manufacturers, it will need to raise another $15 million in funding to execute its current business plan with respect to its video gaming business. There can be no assurances that the Company will be able to obtain any additional funding on favorable terms, if at all. Borrowing money may involve pledging some or all of the Company’s assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute the existing shareholders. Without additional equity infusion or long-term borrowings, there is substantial doubt of the Company’s ability to continue as a going concern. Management believes it will need additional funding to supplement its cash on hand along with revenues from project and product sales to allow the Company to satisfy its short-term obligations and provide enough cash flow for the Company to continue operations. Management has the ability to curtail spending and negotiate or push back payments to third parties or settle such expenditures in stock in the event it experiences cash shortfalls or in the event the next round of funding does not occur or takes significantly longer than anticipated. The accompanying financial statements do not include any adjustments relating to the recoverability and

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 1 — NATURE OF BUSINESS (Continued)
classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of the Company’s common stock and the fair value of options and warrants to purchase common stock, and depreciation and amortization.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.
Marketable Equity Securities
The Company classifies marketable equity securities as available-for-sale. Available-for-sale investments are recorded at fair value determined based on quoted market prices with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive loss in the accompanying statements of operations. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Fair market values are based on quoted market prices. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Due to the immaterial amount of the marketable equity securities held by the Company at December 31, 2005 , they have been reported as prepaid expenses and other current assets in the accompanying balance sheets. The Company did not record any change in the value of these marketable equity securities during the years ended December 31, 2005 or 2004.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable/Concentration of Credit Risk
The Company utilizes the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectibility by performing credit evaluations of customers. Trade receivables are not collateralized. The Company generally grants credit terms to most customers ranging from 30 to 90 days. As of December 31, 2005 the Company’s trade receivables were substantially due from government contractors located in the United States. At December 31, 2005 management believes all receivables are collectible; therefore, no allowances have been provided.
The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash, cash equivalents held at commercial banks and institutions primarily in the United States, and trade receivables from the Company’s customers. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts. At December 31, 2005, all of the Company’s cash with its financial institution were fully insured by the Federal Deposit Insurance Corporation (FDIC).

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
For the years ended December 31, 2005 and 2004, the Company’s revenues were substantially attributable to a government agency headquartered in New Mexico and several government contractors located in the United States. Following is a summary of the Company’s customers with sales over 10%, and the percentage of these sales to total sales for the years ended December 31, 2005 and 2004:

	December 31,		December 31,
	2005	%	2004	%
Lockheed Martin Perry	$206,065	57	$—
Sandia National Laboratories	48,545	13	84,145	26
Aramco	77,142	21	63,690	20
University of New Mexico	—	—	47,177	15
Roberts Research			49,625	15
Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accrued liabilities, accounts payable and notes payable are carried at historical cost, which approximates their fair value because of the short-term maturities or repayment terms of these instruments. Marketable equity securities are carried at fair value.
Advertising Costs
Advertising is expensed as incurred. The Company did not incur advertising expense in 2005 and 2004.
Software Development Costs
The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with e-touch™ beginning in 2000. Amortization is computed on the straight-line basis over the remaining life (5 years) of the e-touch™ platform. As of December 31, 2005 and 2004, the Company’s capitalized software development costs, net of amortization, totaled zero . The Company has determined that research and development software related costs incurred during 2005 and 2004 are not capitalizable as the technological feasibility of such products has not yet been established. Accordingly, such costs have been expensed as research and development expenses in the period incurred.
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through December 31, 2005, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all costs to research and development expense in the periods incurred. Depreciation expense was $49,359 and $62,791 for the years ended December 31, 2005 and 2004, respectively.
Intangible Assets
Intangible assets, which consist of licensing agreements ($880,000) and patents ($10,734), are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the years ended December 31, 2005

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
and 2004, the Company recognized amortization expense of approximately $74,167 and $92,000, respectively, related to intangible assets.
The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires intangible assets to be tested for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, which has been superseded by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs a periodic review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, The Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over the remaining lives against the respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. After an impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis. No impairment loss was recorded in 2005 or 2004. Annual amortization of intangible assets remaining at December 31, 2005, are as follows:

Year Ended December 31,
2006	74,167
2007	71,666
2008	2,500
2009	2,500
2010 and after	16,358

Total	$167,191

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment loss was recorded in 2005 or 2004.
Revenue and Cost Recognition
The Company recognizes revenue from the sale of software products under the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2 generally requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative vendor specific objective evidence of fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, if the determination of vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence does exist or until all elements of the arrangement are delivered.
SOP 97-2 was amended in December 1998 by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 clarified what constitutes vendor specific objective evidence of fair value and introduced the concept of the “residual method” for allocating revenue to elements in a multiple element arrangement.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company’s revenue recognition policy is as follows:
Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.
Revenue from product sales relates to the sale of the Phantom haptics interface, which is a human-computer user interface (the Phantom). The Phantom allows the user to experience sensory information when using a computer and its handle and is the approximate size and shape of a writing instrument. Phantoms are manufactured by an unrelated party and are shipped directly to the customer.
Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold. The Company does not charge a separate or additional fee for shipment to their customers, rather this fee is included in the price and, therefore, part of the Company’s product revenue. No provision for sales returns has been provided in these financial statements as the Company has never had a sales return.
EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, requires reimbursements received for out-of-pocket expenses incurred while providing services to be characterized in the statements of operations as revenue. The Company’s out-of-pocket expenses incurred in connection with their project revenues are recognized in revenues based on a computed overhead rate that is included in their project labor costs to derive a project price.
In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes its product sales on a gross basis. The Company is responsible for fulfillment, including the acceptability of the product ordered. The Company has risks and rewards of ownership such as the risk of loss for collection, delivery or returns. Title passes to the customer upon receipt of the product by the customer. In accordance with the Company’s agreement with its customer, further obligation is limited to the terms defined in its warranty.
The Company’s customers are provided a warranty from the Company’s supplier. This warranty guarantees that the supplier’s products shall be free from manufacturing defects. The supplier agrees to provide, free of charge, replacements for any components found to be defective within 1 year of delivery. The Company’s customers also have the option of purchasing a Maintenance Renewal, which extends the supplier’s warranty coverage for the following year. The Company’s supplier handles all administration and actual repairs provided for under the basic and renewal programs and, therefore, the Company has not recorded a warranty accrual. To date, the Company’s customers have not purchased a Maintenance Renewal.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
In accordance with SFAS 109, Accounting for Income Taxes, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Loss per Common Share
Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of December 31, 2005 and 2004, the Company had a total of 10,251,338 and 9,891,338, respectively, in potentially dilutive securities.
Stock Option Plans
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for the recognition and measurement of its fixed-plan stock options. As such, unearned compensation is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price and is amortized over the service period. For the years ended December 31, 2005 and 2004, amortization of unearned compensation approximates $196,000 and $93,000, respectively.
SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure-only requirements of SFAS l23. In accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company has disclosed the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period. The following table illustrates the effect on net loss to common stockholders if the Company had applied the fair value-recognition provisions of SFAS 123 to all stock-based employee compensation for the years ended December 31, 2005 and 2004. Net loss per share has been calculated after the accretion of the preferred stock:

	December 31,	December 31,
	2005	2004
Net loss available to common shareholders, as reported	$(3,416,011)	$(2,540,635)
Add: Stock-based employee compensation expense included in reported net income	195,699	92,670
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(332,008)	(175,516)

Pro forma net loss available to common shareholders	$(3,552,320)	$(2,623,481)

Loss available to common shareholders per share, basic and diluted:
As reported	$(0.24)	$(0.19)
Pro forma	$(0.25)	$(0.20)

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In calculating the fair value of options for the above pro forma disclosure, the following assumptions were used for stock options issued during the years of 2005 and 2004: fair market value of $1.00 per share, risk-free rates ranged from 1.73% to 3.66%, volatility of the options ranged from 73% to 91%, estimated lives of 3 to 10 years and exercise prices ranged from $0.50 to $0.66 per share.
Research and Development
Research and development costs are expensed as incurred and amounted to $1,341,710 and $737,873 for the years ended December 31, 2005 and 2004, respectively. Research and development costs primarily relate to costs incurred for development of haptics interface gaming technology prior to the technological feasibility of such technology.
Recent Accounting Pronouncements
The Company has adopted all accounting pronouncements issued before December 31, 2005, which are applicable to the Company.
In May 2005, Financial Accounting Standards Board (FASB) issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 differentiates between retrospective application and restatement. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase of the effective date of this Statement. The Company is in the process of determining what impact, if any, the adoption of the provisions of SFAS 154 will have on its financial condition or results of operations.
In December 2004, the FASB issued SFAS 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement also revises the definition of an exchange and added additional scope exceptions. SFAS 153 is effective prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The Company is in the process of determining what impact, if any, the adoption of the provisions of SFAS 153 will have on its financial condition or results of operations.
In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payments (SFAS 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the award’s grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value-method of accounting, which the Company currently is using. SFAS 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the adoption date will be accounted for under the provisions of SFAS 123(R). The second method is the modified retrospective application, which requires that the Company restate prior-period financial statements. The modified retrospective application may be applied either to all prior periods or

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
only to prior interim periods in the year of adoption of this Statement. The Company currently is determining which transition method it will adopt and is evaluating the impact SFAS 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted. SFAS 123(R) is effective for the Company for the first interim or annual reporting period of the Company’s first fiscal year that begins on or after December 15, 2005.
In addition, FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), provides additional guidance regarding the accounting treatment for freestanding financial instruments originally issued as employee compensation. Specifically, this instrument would be subject to the recognition and measurement provisions of SFAS 123(R) throughout the instrument’s life, provided the terms of the instrument are not modified after the rights conveyed by the instrument no longer are dependent on whether the holder is an employee.
The guidance in this FSP supersedes FSP EITF 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation, and amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This FSP is effective upon initial adoption of SFAS 123(R). The Company is in the process of determining what impact, if any, the adoption of the provisions of FSP FAS 123(R)-1 will have on its financial condition or results of operations.
Reclassifications
Certain reclassifications have been made to the 2004 balances in order to conform to the 2005 presentation.
NOTE 3 — MARKETABLE EQUITY SECURITIES
At December 31, 2005 and 2004, the Company held 8,284 shares of Manhattan Scientifics, Inc. (Manhattan) common stock. There were no services paid with Manhattan marketable equity securities during the year ended December 31, 2005.
As of December 31, 2005 and 2004, the marketable equity securities had an original cost of $5,102, gross unrealized losses of $4,605 and a fair value of $497. There have been no substantial changes in the fair value of such securities during 2005. The Company’s marketable equity securities are carried at fair value and are included in prepaid and other current assets in the accompanying financial statements.
There were no sales of marketable securities during the years ended December 31, 2005 or 2004.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 4 — COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON CONTRACTS
Costs and estimated earnings in excess of billings on contracts consisted of the following at:

December 31,
2005
Costs and estimated earnings incurred on uncompleted contracts	$—

Billings on uncompleted contracts	—

Costs and estimated earnings in excess of billings on uncompleted contracts	$—

Billings in excess of costs and estimated earnings on contracts consisted of the following at:

December 31,
2005
Billings on uncompleted contracts	$(75,000)
Costs and estimated earnings incurred on uncompleted contracts	62,330

Billings in excess of costs and estimated earnings on uncompleted contracts	$(12,670)

NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following at:

December 31,
2005
Licensing agreements	$880,000
Patent	10,734
Less accumulated amortization	(723,543)

$167,191

NOTE 6 — NOTES PAYABLE
In November 2003, the Company issued a promissory note of $500,000, which was secured by all of the Company’s assets, with an interest rate of 12% per annum and maturing in May 2004. In conjunction with the issuance of the $500,000 promissory note, the Company issued a warrant for the purchase of 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. Additionally, in consideration for providing the bridge loan, the Company paid interest in the amount of $60,000. The warrant expires in November 2013. The Company calculated the relative fair value of the warrant to be approximately $183,000 using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.31%, volatility of 86%, contractual life of 10 years and a common stock fair market value of $0.66 per share. As these warrants were issued in connection with a note, the value of the warrant was recorded as a debt discount. The note was paid in full during 2004 and this discount of $122,000 was charged to interest expense during the year ended December 31, 2004.
During the year ended December 31, 2005, management executed a number of bridge loans. The first loan for $200,000 has an original due date of March 7, 2006 and a stated interest rate of 20% or $20,000 for the first six months outstanding. The note has the option to extend for one year under certain conditions with an interest rate of 12%. These conditions have been met and the due date of this note is September 8, 2006. The remaining bridge loans ranged from $15,000 to $150,000. These notes will be due one year from the date of issuance at a stated interest rate of 12%. The first loan in the amount of $200,000 is secured by the personal guaranty agreement of the Company’s President and CEO and by a pledge of up to 795,455 shares of common stock of the Company owned by him. These amounts are reflected in total in the amount of $725,000 in the accompanying balance sheet as notes payable. Accrued interest in the amount of $29,563 related to these notes payable is recorded in the accompanying balance sheet. The additional bridge loans

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 6 — NOTES PAYABLE (Continued)
are also secured by the personal guaranty of the Company’s President and CEO and by a pledge of common stock of the Company owned by him. Subsequent to December 31, 2005, $525,000 of the $725,000 in notes payable outstanding were paid in full with the issuance of 1,250,002 shares of the Company’s common stock.
NOTE 7 — CONVERTIBLE NOTES PAYABLE
On March 22, 2005, the Company executed a convertible promissory note in the amount of $123,222 to Lunar Design for the costs incurred during January 2005 associated with contracted research and development efforts. The terms of the promissory note include payment due March 22, 2006, in part or in whole in cash during the time prior to maturity date. If the promissory note is not paid in full in cash at the promissory note’s maturity date, the Company will convert the unpaid balance of the note into shares of the Company’s common stock at the price per share equal to the last sale price of the Company’s common stock on the maturity date, or on the last business day prior to the maturity date. Additional promissory notes in the amount of $358,081 with the same terms were executed for the costs incurred during the year ended December 31, 2005. These additional notes are due throughout the year ended December 31, 2006.
NOTE 8 — INCOME TAXES
A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2005	2004
Income tax benefit at statutory rate	$(1,151,000)	$(829,000)
State income taxes	(163,000)	(117,000)
Increase in valuation allowance	1,314,000	946,000

Income tax expense	$—	$—

Deferred income taxes reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Temporary differences giving rise to the current deferred tax asset and liability primarily relate to accrual-to-cash adjustments as the Company follows the accrual basis of accounting for financial reporting but the cash basis for tax purposes. The other major temporary timing differences giving rise to the non-current deferred tax asset are net operating loss carryforwards. The temporary differences giving rise to the non-current deferred tax liability consist of the software costs that have been capitalized for financial reporting purposes but are deductible for tax reporting purposes.
Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	2005	2004
Net operating loss carryforwards	$2,795,000	$1,604,000
Accrual-to-cash adjustment	320,000	324,000
Options granted for services	105,000
Other	23,000	1,000
Valuation allowance	(3,243,000)	(1,929,000)

	$—	$—

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 8 — INCOME TAXES (Continued)
As a result of the significant net losses incurred since inception and the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.
At December 31, 2005, the Company has available unused state and federal operating loss carryforwards of approximately $6 million that may provide future tax benefits, expiring between 2005 and 2009 for state taxes and 2020 through 2025 for federal taxes, as follows:

	Federal	State
NOL carryforward expiration:
2006	$—	$910,013
2007	—	408,177
2008	—	562,930
2009	—	726,425
2010	—	3,068,623
Thereafter	5,685,000	—

	$5,685,000	$5,676,168

NOTE 9 — GENERAL AND ADMINISTRATIVE EXPENSE BREAKOUT
The breakout by major category (categories greater than 5% of the 2005 and 2004, total general and administrative expense balance) are listed below for the respective years ended December 31:

	2005	2004
Consultant and employee compensation	$1,141,213	$889,931
Professional fees	378,606	292,435
Insurance	84,429	24,037
Remaining (accounts not greater than 5%)	102,918	122,600

	$1,707,166	$1,329,003

NOTE 10 — COMMITMENTS AND CONTINGENCIES
From time to time, in the normal course of business, the Company is subject to routine litigation incidental to its business. Although there can be no assurances as to the ultimate disposition of any such matters, it is the opinion of management, based upon the information available at this time, that there are no matters, individually or in the aggregate, that will have a material adverse effect on the results of operations and financial condition of the Company.
In connection with a private placement closed in 2004, the Company committed to issue 304,900 warrants for an overallotment agreement with a consulting group for private placement services. The warrants will have an exercise price of $1.00 per share and will have a six-month term. The date of issue will be coincident with the date of Novint’s IPO. As of December 31, 2005 the Company was currently undergoing IPO procedures, these warrants are not deemed outstanding as of December 31, 2005. The Company’s registration statement was declared effective on February 6, 2006 and in conjunction with its effectiveness, the Company granted the above options.
The Company has a licensing agreement with Sandia National Laboratories (“Sandia”), which initially developed Flight, the precursor to e-TouchTM (the technology) and employed the Company’s founder. The licensing agreement provides the Company the right to utilize the technology exclusively for a period of 12 years and non-exclusively in perpetuity and places certain restrictions on its use as well as requires the Company to pay a 1.5 percent royalty fees to Sandia in connection with any income earned based upon the technology. Additionally, under the original agreement, the Company is obligated to pay to Sandia on a

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)
semi-annual basis annual minimum earned royalties of $6,000 in 2001, $14,000 in 2002, $24,000 in 2003 and $30,000 from 2004 through 2011. The agreement was amended on June 29, 2005, modifying the royalty payment terms such that the Company will pay royalties of $40,000 for 2001 and 2002, $24,000 in 2003, 30,000 shares of the Company’s Common Stock in 2004, and $30,000 for 2005. Novint had paid all cash amounts due and issued the agreed shares of common stock for its obligations through 2004 as of December 31, 2005. As of December 31, 2005 the Company had accrued $30,000 in royalty fees owed to Sandia under the royalty agreement.
The Sandia agreement also allows for sublicensure of the technology to others, which was provided to Manhattan Scientifics, Inc. (Manhattan), one of the Company’s shareholders, under an agreement dated June 24, 2000. This agreement was superseded by the Final License and Royalty Agreement dated May 16, 2001, through which, Manhattan acquired all of the shares of Teneo. Manhattan then entered into an agreement with the Company concerning Teneo’s intellectual property. The agreement between the Company and Manhattan, also dated May 16, 2001, grants an exclusive right to all of the intellectual property previously held by Teneo and grants Manhattan an exclusive right to all Novint intellectual property within a particular Field of Use.
Under this agreement, Novint is entitled to a 5% royalty on net revenues derived from such sublicense. Any previous agreements granting the Company’s intellectual property to Manhattan were superseded.
From the date of the agreement through December 31, 2005, the Company had not earned or received royalties associated with this agreement.
The Company has an agreement with Lunar Design, a product design firm, to design and develop its haptics game controller. The current statement of work outlines the delivery of a final prototype in August 2005 as well as provides for additional projects as agreed to by the parties through 2006. The prototype was delivered in October 2005. In addition, Lunar Design will provide support for the Company’s manufacturing partner for design problems or other trade-offs encountered in creating the manufacturing prototype. Estimated project costs for the prototype will range between approximately $542,000 and $634,000 and will be billed on a time-and-materials basis. Lunar Design has agreed to accept payment in the form of cash, promissory note or Novint common stock. As of December 31, 2005, the Company had made payments to Lunar Design for incurred costs of approximately $424,000 under this agreement. At December 31, 2005, the Company has recorded accrued research and development liabilities in the accompanying balance sheet due to Lunar Design of $189,646 and convertible notes payable in the amount of $481,303.
Such costs have been expensed as research and development expenses.
On January 5, 2004, the Company entered into an exclusive Intellectual Property License Agreement (Agreement) with Force Dimension, a company in the haptics hardware technologies and products field. The Agreement provides the Company with a sublicense to a hardware patent and an assignment of a pending patent from Force Dimension. The Agreement, in turn, provides Force Dimension a security interest and a general lien in the assigned patent as well as an irrevocable, exclusive license in the patent that has been assigned to the Company. On May 10, 2005, the Company amended its contract with Force Dimension, Inc. to provide for: a license fee in the amount of $15,000 due on the effective date; the payment of a milestone payment in the amount of $50,000 within ten days of the contract amendment’s effective date; a license fee in the amount of $50,000 within 30 days of the Company’s IPO; and a support and license fee in the amount of $455,000 due no later than January 5, 2006, for all technical and support services rendered to the Company during such time period for total payments of $620,000.
In addition, the Company was to issue 250,000 shares of the Company’s common stock within 30 days of the contract amendment’s effective date as consideration for extending the payment terms of the agreement. These shares of stock were issued to Force Dimension on May 12, 2005, and have been accounted for as a

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)
financing cost related to a modification of Novint’s payment terms. The fair value of the stock issued is $250,000 and is reflected as interest expense in the amount of $245,968 for the year ended December 31, 2005, and as a deferred financing cost in the amount of $4,032 in the balance sheet at December 31, 2005. The deferred financing cost are being amortized to interest expense through January 5, 2006, the maturity date of this obligation to Force Dimension.
On March 9, 2006 the Company issued 607,500 shares of its common stock to Force Dimensions in full satisfaction of the remaining $465,000 owed as of December 31, 2005.
During the year ended December 31, 2004, the Company paid $15,000 to Force Dimensions for the license fee in the amount of $15,000 due on the effective date. During 2005, Novint paid $140,000 to Force Dimension, representing a portion of the $50,000 milestone payment originally due to Force Dimension upon or before Novint’s receipt of the Second Deliverable as described in the original agreement, the $50,000 milestone payment due on the amendment’s effective date, and $50,000 representing a portion of the licensing fees due. The Second Deliverable was received by Novint on December 30, 2004. The remaining amount of $465,000 due to Force Dimensions is recorded as accrued research and development liabilities on the accompanying balance sheet as of December 31, 2005.
The Agreement requires Novint to pay up to $15 million to Force Dimension, including the amounts above, on a per unit of Licensed Product basis for license fees, royalties and a percentage of product sales after the product becomes technologically feasible. In addition, Novint is entitled to 5% license fees/royalties for any licensed products sold related to the sublicense granted to Force Dimension by Novint. Novint has not recorded any fees related to such arrangement. This Agreement shall terminate upon Novint’s payment in total of $15,000,000 to Force Dimension and payment in full of any other obligations arising pursuant to the terms and conditions of this Agreement.
The Company has an employment agreement with the CEO. Under such agreement, he is entitled to an annual base salary of $150,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance of one year base salary if he is terminated by the Company without cause.
The Company also has an employment agreement with the CTO. Under such agreement, he was originally granted options to purchase 400,000 shares of the Company’s common stock, but options to purchase 200,000 shares were cancelled. He is entitled to an annual base salary of $155,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance of two months base salary if he is terminated by the Company without cause.
NOTE 11 — STOCKHOLDERS’ EQUITY
Conditionally Redeemable, Convertible Preferred Stock
On April 20, 2000, in connection with the license agreement with Sandia, the Company issued all 4,000 authorized shares of Series A conditionally redeemable, convertible preferred stock at $25.00 per share. The preferred stock is convertible into fully paid and nonassessable common stock as follows: at the holder’s option based on the conversion price in effect on the conversion date or automatically upon the closing of an IPO, which would result in 447,300 shares of common stock. The conversion price shall be (i) the subscription price ($100,000 when expressed as an aggregate amount or $25.00 per share when expressed on a per-share basis) divided by (ii) the conversion price in effect on the conversion date. Additionally, the Company is obligated to redeem the preferred shares, if there is no IPO or initial sale within 10 years from the issue date.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)
If there is no IPO, the Company shall repurchase the number of shares of preferred stock as the holders thereof may from time to time request but in any 12-month period, not more than 10% of the largest number of shares of preferred stock that have ever been outstanding at an amount per share equal to the redemption price. The redemption price is the greater of (a) the subscription price, and (b) that portion of the fair market value of the Company, as determined in good faith by the Board of Directors, corresponding to the number of shares of common stock to which the shares of preferred stock to be redeemed would convert according to the conversion provisions.
Accordingly, the Company is accreting the fair value of the common stock conversion to retained earnings over the 10-year life of the preferred stock. If an IPO occurs, the Company will recognize an additional charge to retained earnings of the converted shares at the fair value as compared to the IPO price. The fair value of the preferred stock as of December 31, 2005 is $447,300 of which $170,974 is unaccreted. The accreted portion of the fair value of the preferred stock of $276,326 is recorded on the accompanying balance sheet as of December 31, 2005. The fair value of the stock at December 31, 2005 was estimated to be $1.00 per share.
Upon conversion, the preferred stock will be reclassified to common stock outstanding. The holders of the issued and outstanding shares of preferred stock shall have no voting rights. In all respects regarding dividends or distributions of any kind to holders of common stock, holders of preferred stock shall have the rights, privileges and share in all respects as if such holders had converted the preferred stock to the number of shares of common stock corresponding to their conversion provisions. In the event of any voluntary or involuntary liquidation, dissolution or other winding up of the Company, the holders of the preferred stock shall be entitled to be paid the subscription price of all outstanding shares of preferred stock, in cash or in property or both, at the election of the Board of Directors, taken at its fair value as determined by the Board of Directors prior to any distribution to the holders of common stock.
In connection with the effectiveness of the Company’s registration statement, on February, 6 2006 the Company issued 447,300 shares of common stock to Sandia for the conversion of the preferred stock in accordance with the agreement.
Common Stock
As of May 2005, the Company was authorized to issue 25,000 shares of common stock or grants of non-statutory stock options (at the election of the grantee) to certain consultants and advisory board members for future services at an exercise price of $.66 per share. In addition, the Company was authorized to issue 152,450 additional shares of its stock to its private placement memorandum investors. As of December 31, 2005, these shares had not been issued by the Company, and no financial impact has been recorded on the accompanying balance sheets.
Stock Options
In March 2004, the Board of Directors approved the adoption of the 2004 Stock Incentive Plan. A total of 3,500,000 shares of common stock have been reserved for issuance under this plan. The Company has issued options to purchase shares of common stock to employees and various consultants for payment of services.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)
Option activity during the years ended December 31, 2005 and 2004, is summarized in the following table:

			Weighted-
	Shares Under	Price per	Average
	Option	Share	Exercise Price
Options outstanding at 12/31/03	5,045,538	$0.01-$0.66	$0.06
Granted	2,985,000	$0.66	$0.66
Exercised	(20,000)	$0.01	$0.01
Canceled	(80,000)	$0.50	$0.00
Options outstanding at 12/31/04	7,930,538	$0.01-$0.66	$0.28
Granted	238,636	$0.66	$0.66
Exercised	—	—	$—
Canceled	(158,333)	$0.66	$—

Options outstanding at 12/31/05	8,010,841	$0.01-$0.66	$0.26
Exercisable at 12/31/04	5,050,538	$0.01-$0.66	$0.06
Exercisable at 12/31/05	5,705,174	$0.01-$0.66	$0.12
The following summarizes certain information regarding outstanding options December 31, 2005:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted-	Remaining		Weighted
		Average	Contractual		Average
Exercise Price	Number	Exercise Price	Life (years)	Number	Exercise Price
$0.01	338,416	$0.01	2.30	338,416	$0.01
$0.05	4,600,000	$0.05	6.46	4,600,000	$0.05
$0.50	1,261,364	$0.50	8.13	261,364	$0.50
$0.66	1,811,061	$0.66	8.70	505,394	$0.66

Total	8,010,841	$0.26	7.43	5,705,174	$0.12

NOTE 12 — EQUITY TRANSACTIONS
On January 31, 2004, the Company entered into a stock purchase agreement with a private investor. In connection with this agreement, the Company issued 378,788 shares of its common stock at $0.66 per share and received gross proceeds of $250,000. The share price was based on a prior agreement with this investor.
On February 25, 2004, the Company issued 10,000 shares of common stock at $1.00 per share to a consultant for services performed. The Company recognized $10,000 in consulting expense related to this issuance.
On April 1, 2004, the Company committed to issue 250,000 shares of common stock at $1.00 per share to a consultant for future services. The consultant will receive stock as follows: 50,000 shares per quarter as long as the consultant is still providing services to he Company, up to a total of 250,000 shares, beginning April 1, 2004. As of December 31, 2004, 150,000 of the shares had been issued and the remaining 100,000 shares were issued during 2005. The Company has recognized $100,000 and $150,000 in consulting expense related to this issuance for the years ended December 31, 2005 and 2004, respectively.
On April 8, 2004, the Company issued 20,000 shares of its common stock in connection with option exercises at $0.01 per share.
On July 7, 2004, the Company committed to issue 10,000 shares of common stock at $1.00 per share to an employee for future services. The stock vests on July 7, 2005. Because the stock is for future services and has not yet vested, and was issued at fair value, the Company has not recognized any compensation related to this issuance as of December 31, 2004.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 12 — EQUITY TRANSACTIONS (Continued)
In October 2004, the Company issued 160,000 shares of common stock at $1.00 per share to consultants for services performed. The Company recognized $160,000 in consulting expense related to this issuance.
In March 2005, the Company issued 2,500 shares of common stock to an advisory board member for services performed. The stock was valued at $0.66 per share for total consideration of $1,650. Consulting expense of $1,650 was recorded in the Company’s operations for the year ended December 31, 2005.
In May 2005, the Company issued 72,400 shares of common stock to certain consultants in exchange for services rendered during the first quarter of 2005. The fair value of the services was $72,400 and is included in common stock for the years ended December 31, 2005. The Company also issued an additional 32,000 shares of common stock valued at $32,000. Of these shares issued, 30,000 shares reflected payment in lieu of cash for a royalty payment accrued as of December 31, 2004 and 2,000 shares were issued to consultants in exchange for services rendered during the second quarter of 2005.
During 2005 the Company issued 45,000 shares of common stock for legal services to be provided. The value of the share issued was $29,700 the value of the services to be performed. This amount was recorded as a prepaid expense and is being amortized as expenses are incurred. As of December 31, 2005 the Company has amortized $23,521 of this amount as legal expense.
The Company also issued 10,000 shares of common stock to an employee for services rendered during the second quarter of 2005. The fair value of the services was $10,000 and is included in common stock at December 31, 2005, and recorded as compensation expense for the years ended December 31, 2005.
The Company also issued 15,500 shares of common stock to a consultant for services rendered during the third quarter of 2005. The fair value of the services was $15,500 and is included in common stock at December 31, 2005, and recorded as consulting expense for the year ended December 31, 2005.
In May 2005, the Company issued 250,000 shares of common stock as consideration for the extension of due dates for amounts due Force Dimension. The stock was valued at $250,000, the fair value on the date of issuance and is recorded as deferred financing costs. The value is being amortized to interest expense over the term of the extension. As of December 31, 2005 the Company had expensed $245,698 to interest expense.
Private Placement
A private placement offering was completed in February 2004 for $2,140,000. In connection with this offering, the Company issued 2,140,000 shares of common stock at $1.00 per share and warrants to purchase 1,070,000 shares of common stock at an exercise price of $2.00 per share. The fair value of such warrants totaled approximately $660,200 based on the Black-Scholes model. Assumptions were risk-free rate of 2.65%, volatility of 91%, estimated life of 5 years and stock price of $1.00. The Company received net cash proceeds of $1,589,718.
A second closing of the private placement offering was completed in May 2004 for $909,000. In connection with this offering, the Company issued 909,000 shares of common stock at $1.00 per share and warrants to purchase 454,500 shares of common stock at an exercise price of $2.00 per share. The fair value of such warrants totaled approximately $303,000 based on the Black-Scholes model. Assumptions were risk-free rate of 3.96%, volatility of 100%, estimated life of 5 years and stock price of $1.00. The Company received net cash proceeds of $850,440.
Total warrants to purchase 1,524,500 shares of common stock (1,070,000 in February 2004 and 454,500 in May 2004) were issued in connection with the private placement offering at an exercise price of $2. Should these warrants be exercised for cash, the Company would receive $3,049,000 of proceeds.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 12 — EQUITY TRANSACTIONS (Continued)
The Company granted warrants to purchase 400,000 shares of common stock for legal fees related to the placement. The fair value of such warrants totaled approximately $363,000 through December 31, 2004. The Company issued 1,018,400 warrants for consulting services related to the private placement. The fair value of such warrants totaled approximately $342,000 through December 31, 2004.
NOTE 13 — OPTIONS AND WARRANTS
Options
During the years ended December 31, 2005 and 2004, respectively, the Company recognized compensation expense of $195,699 and $92,670, respectively, of deferred compensation related to options issued to employees in current and prior years.
On February 18, 2004, the Company granted to a consultant for future services 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At December 31, 2005, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.39%, volatility of 41%, estimated life of 9 years and a fair market value of $1.00 per share. At March 31, 2004, The Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and approximately $17,375 and $22,000, respectively, was recorded as consultant expense during the years ended December 31, 2005 and 2004.
On February 18, 2004, the Company granted 1,000,000 options to purchase Company stock to its Chief Technical Officer, a significant shareholder of the company. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $340,000 was recorded at the measurement date and will be amortized over the vesting period. For the years ended December 31, 2005 and 2004, respectively, $68,000 and $56,667 was recognized as compensation, respectively.
On February 18, 2004, the Company granted 125,000 options to purchase Company stock to an employee. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $42,500 was recorded at the measurement date and will be amortized over the vesting period. For the year ended December 31, 2004, $7,083 was recognized as compensation. This employee was terminated in October 2005. In accordance with the option plan, any options not vested on the termination date should have been cancelled. As consideration of the termination the Company is granting options to purchase common stock up to the last day of employment and all unearned options were cancelled. As a result the Company recorded compensation expense of $7,084 during the year ended December 31, 2005 for the value of the options earned through the termination date. Amortization of unearned compensation of $28,333 associated with the cancelled shares was recorded.
On June 10, 2004, the Company granted 500,000 options to purchase Company stock to its Chief Executive Officer, a significant shareholder of the company. The options vest annually beginning June 2005, at a rate of 100,000 per year. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $170,000 was recorded at the measurement date and will be amortized over the vesting period. For the years ended December 31, 2005 and 2004, respectively, $34,000 and $19,833 was recognized as compensation, respectively.
On June 10, 2004, the Company granted 50,000 options to a consultant and 250,000 options to a related party to purchase common stock at an exercise price of $0.66 per share for future consulting services. The

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 13 — OPTIONS AND WARRANTS (Continued)
options have a 5-year annual vesting provision. At December, 2005, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.29%, volatility of 41%, estimated life of 10 years and a fair market value of $1.00 per share. At June 30, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedules are prorated over the reporting period, and approximately $40,663 and $28,714 was recorded as consultant expense during the years ended December 31, 2005 and 2004, respectively.
On July 20, 2004, the Company granted 50,000 options at an exercise price of $0.66 per share, with a 5-year annual vesting provision, to purchase common stock to an employee. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $17,000 was recorded at the measurement date. and will be amortized over the vesting period. The employee terminated during the year ended December 31, 2005, and shares not expected to vest by December 31, 2006 were canceled in accordance with the Option Agreement. For the years ended December 31, 2005 and 2004, respectively, $2,890 and $1,417 was recognized as compensation, respectively, and $10,664 was amortized related to the canceled options.
On August 9, 2004, the Company granted 50,000 options at an exercise price of $0.66 per share, with a 5-year annual vesting provision, to purchase common stock to an employee. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $17,000 was recorded at the measurement date and will be amortized over the vesting period. For the years ended December 31, 2005 and 2004, respectively, $3,400 and $1,417 was recognized as compensation, respectively.
On November 22, 2004, the Company granted 230,000 options at an exercise price of $0.66 per share, with a 5-year annual vesting provision, to purchase common stock to employees. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $78,000 was recorded at the measurement date and will be amortized ratably over the vesting period. For the years ended December 31, 2005 and 2004, respectively, $17,765 and $1,303 was recognized as compensation. In addition, one of the employees terminated during the year ended 2005, and shares not expected to vest by December 31, 2006 were canceled in accordance with the Option Agreement. Amortization of $17,386 associated with the canceled shares was recorded.
On December 13, 2004, the Company granted 500,000 options to purchase common stock to an employee at an exercise price of $0.66 per share with a 5-year annual vesting provision. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $170,000 was recorded at the measurement date and will be amortized ratably over the vesting period. For the year ended December 31, 2005 $34,000 was recognized as compensation.
In January 2005, the Company granted 75,000 options to an employee at an exercise price of $0.66 per share. These options have annual vesting periods over 5 years. Unearned compensation of $25,500 was recorded at the measurement date and will be amortized ratably over the vesting period. For the year ended December 31, 2005, $5,100 was recognized as compensation.
In January 2005, the Company granted 10,000 options to an advisory board member at an exercise price of $0.66. Expense recorded in connection with these options totaled approximately $2,580 for the year ended December 31, 2005. These options have a semi-annual vesting period over 4 years. At December 31, 2005, The Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.29 volatility of 41%, estimated life of 10 years and a fair market value of $1.00 per share. The following assumptions were used in calculating the initial fair value of these options: risk-free rate of 4.24%, volatility of 73%, contractual term of 10 years, exercise price of $0.66 per share and fair market value of $1.00 per share.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 13 — OPTIONS AND WARRANTS (Continued)
In March 2005, the Company granted 100,000 options to an employee at an exercise price of $0.66 per share. These options have annual vesting periods over 5 years. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $34,000 was recorded at the measurement date and will be amortized ratably over the vesting period. For the year ended December, 2005, $12,467 was recognized as compensation.
In May 2005, the Company granted 28,636 non-qualified options to purchase Company stock to certain related parties and consultants at an exercise price of $.66 per share for services rendered during the second quarter of 2005. The options vest immediately upon issuance. The following assumptions were used in calculating the initial fair value of these options: risk-free rate of 3.94%, volatility of 57%, contractual term of 10 years, exercise price of $0.66 per share and fair market value of $1.00 per share. Expense recorded in connection with these options totaled approximately $16,409 for the year ended December 31, 2005.
On May 5, 2005, the Company granted 25,000 options to purchase Company stock to an employee for services rendered during the second quarter of 2005. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. These options vest immediately. For the year ended December, 2005, $8,500 was recognized as compensation.
Warrants
A summary of the status of the total number of warrants as of December 31, 2005 and 2004, respectively, and changes during the periods then ended is presented in the tables below:

	December 31, 2005		December 31, 2004
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price
Outstanding at beginning of year	3,442,900	$1.37	800,000	$0.41
Granted	—	—	2,642,900	1.37
Exercised	(—)	—	(—)	—
Forfeited	(—)	—	(—)	—
Outstanding at end of year	3,442,900	1.29	3,442,900	1.37

Exercisable at end of year	2,888,000	1.35	2,888,000	1.31

Weighted average fair value of warrants granted	$1.99	$	$1.14	$
A summary of outstanding warrants as of December 31, 2005, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of warrants currently exercisable and the weighted-average exercise price of warrants currently exercisable is as follows:

	Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average		Weighted-		Weighted-
	Number	Remaining		Average	Number	Average
Range of	Outstanding at	Contractual		Exercise	Exercisable	Exercise
Exercise Prices	12/31/2005	Life		Price	at 12/31/2005	Price
$0.00 to $0.25	550,000	7.88	years	$0.25	550,000	$0.25
$0.26 to $0.50	250,000	7.85		0.50	250,000	0.50
$0.51 to $1.00	1,118,400	4.49		1.00	563,500	1.00
$1.01 to $2.00	1,524,500	3.13		2.00	1,524,500	2.00

$0.25 to $2.00	3,442,900				2,888,000

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 13 — OPTIONS AND WARRANTS (Continued)
In May 2004, the Company issued 250,000 warrants to a consultant for services to be rendered in connection with its marketing strategy. The warrants will have an exercise price of $0.66 per share and will vest at a rate of 10,000 shares for each $1,000,000 in contract revenue associated with the consultant’s efforts. As no associated revenue related to this consultant’s efforts had been earned for the years ended December 31, 2005 or 2004, no impact is reflected in the accompanying financial statements.
During the year ended December 31, 2004, the Company committed to issue 304,900 warrants in connection with an overallotment agreement with a consulting group for private placement services. The warrants will have an exercise price of $1.00 per share and will have a six-month term. The date of issue will be coincident with the date of the Company’s IPO. As the Company currently is undergoing IPO procedures and does not know of its IPO date, these warrants are not deemed outstanding as of December 31, 2005. Concurrent with the effectiveness of the Company’s registration statement on February 6, 2006, the warrants were granted.
In May 2005, the Board also authorized the Company to grant 50,000 warrants to purchase Company stock to a consultant in exchange for services to be rendered during 2005. The services were never performed and the warrants were never granted. As a result, no expense has been recorded during the year ended December 31, 2005.
NOTE 14 — RELATED PARTIES
On February 18, 2004, the Company granted to a significant shareholder for future services 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At December 31, 2005, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.29%, volatility of 41%, estimated life of 9 years and a fair market value of $1.00 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $17,375 and $18,890, respectively, was recorded as consultant expense during the years ended December 31, 2005 and 2004.
On February 18, 2004, the Company granted 1,000,000 options to purchase Company stock to its Chief Technical Officer, a significant shareholder of the company. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $340,000 was recorded at the measurement date and will be amortized over the vesting period. For the year ended December 31, 2005 and 2004, respectively, $68,000 and $56,667 was recognized as compensation, respectively.
In March 2004, Normandie New Mexico Corporation, which is owned by Manhattan’s Chief Executive Officer (CEO), who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the years ended December 31, 2005 and 2004, the Company had paid $68,750 and $62,500, respectively, for these services. As of December 31, 2005, the Company owed $6,250 to Normandie New Mexico under the agreement.
On April 1, 2004, the Company committed to issue 250,000 shares of common stock at $1.00 per share to Manhattan’s Chief Operating Officer (COO) for future consulting services. Vesting terms are as follows: 50,000 shares per quarter as long as the COO is still providing services to the Company, up to a total of 250,000 shares, beginning April 1, 2004. As of the year ended December 31, 2005, all shares vested, and

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 14 — RELATED PARTIES (Continued)
the Company recognized $100,000 in consulting expense for a cumulative total of $250,000 to date related to this issuance.
On June 10, 2004, the Company granted 250,000 options to purchase common stock to Manhattan’s CEO for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and approximately $29,000 and $24,000, respectively, was recorded as consultant expense during the years ended December 31, 2005 and 2004.
On June 10, 2004, the Company granted 500,000 options to purchase Company stock to its Chief Executive Officer, a significant shareholder of the company. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $170,000 was recorded at the measurement date and will be amortized over the vesting period. For the years ended December 31, 2005 and 2004, respectively, $34,000 and $19,833 was recognized as compensation.
On November 30, 2004, the Company established an Advisory Board who will provide assistance and consultation to the Company management on matters for which the Advisory Board members possess special knowledge, expertise and experience. the Company will appoint up to 10 Advisory Board members who shall receive either 10,000 shares of he Company stock or 10,000 options to purchase the Company stock at the Advisory Board member’s preference. As of December 31, 2005, 20,000 options and 15,000 common shares were issued to these Advisory Board members. As of December 31, 2004, no amounts had been issued to such Advisory Board members.
On January 10, 2005, the Company granted 75,000 options to purchase Company stock to an employee, the brother of its Chief Technical Officer. These options had intrinsic value because the exercise price of $0.66 per share was less than the fair market value of $1.00 per share. Unearned compensation of $25,500 was recorded at the measurement date and will be amortized over the vesting period. For the year ended December 31, 2005, $5,100 was recognized as compensation.
On May 5, 2005, the Company granted 5,000 shares of Company common stock to a Director. At an estimated fair value of $1.00 per share, $5,000 of consulting expense was recorded during the year ended December 31, 2005.
NOTE 15 — SUBSEQUENT DISCLOSURE
On February 6, 2006 the Company’s registration statement was declared effective; however, as the Company’s shares are still not trading on any market.
Concurrent with the effectiveness of the Company’s registration statement, on February 6, 2006 the Company converted the 4,000 shares of preferred stock outstanding into 447,300 common shares and also granted options to purchase 304,900 shares of common stock. The options vest immediately, have a six month term and an exercise price of $1 per share.
During March 2006, the Board of Directors approved the issuance of 1,250,002 shares of common stock in repayment of notes payable outstanding; 200,329 shares of common stock to original private placement investors as compensation for delays in obtaining approval for public filing; 607,500 shares of common stock to Force Dimension in full settlement of amounts due to them for research and development activities under contract; 6,000 shares of common stock to a related party consultant in payment for services rendered, and 250,000 options to purchase common stock to an employee. The options have an exercise price of $1 per share, a ten year term, and a vesting schedule of 50,000 shares per year beginning March 9, 2007.

SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.
Dated: April 17, 2006	By:	/s/ Tom Anderson
Tom Anderson, President, Chief Executive Officer
and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated.

Name	Position	Date
/s/ Tom Anderson Tom Anderson	Director	April 17, 2006

/s/ Marvin Maslow Marvin Maslow	Director	April 17, 2006

/s/ Ed Barsis Ed Barsis	Director	April 17, 2006