Form 10QSB
period 2006-03-31
NOVINT TECHNOLOGIES INC
filed 2006-05-22
CIK 1282980

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-51783

NOVINT TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

Delaware	85-0461778

(State of Incorporation)	(IRS Employer ID. No.)

9620 San Mateo Boulevard NE, Albuquerque, NM	87113

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number, including area code: (866) 298-4420
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 19, 2006 there were 17,336,845 shares of common stock outstanding and no other outstanding classes of a common equity security.

Novint Technologies, Inc.
BALANCE SHEET

March 31, 2006
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,054
Prepaid expenses and other current assets	7,753
Accounts receivable, net	7,662
Costs and estimated earnings in excess of billings on contracts	23,874

Total current assets	100,343

PROPERTY AND EQUIPMENT:
Office equipment	48,841
Software	7,246
Computer equipment	209,630

265,717

Less: Accumulated depreciation	226,439

Net property and equipment	39,278

INTANGIBLE ASSETS, NET	148,650

Total assets	$288,271

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
BALANCE SHEET
(Continued)

March 31, 2006
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$71,728
Accrued payroll related liabilities	98,583
Accrued royalties	37,500
Accrued interest	22,247
Accrued research and development liabilities	189,646
Accrued expenses, related party	25,000
Other accrued liabilities	144,645
Billings in excess of costs and estimated earnings	6,185
Convertible Notes payable	481,303
Note payable	200,000

Total current liabilities	1,276,837

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Series A: $0.01 par value; authorized 4,000 shares, 0 issued and outstanding	—
Common stock, authorized 50,000,000 shares, $0.01 par value; 16,836,845 issued and outstanding	168,368
Additional paid-in capital	7,816,614
Accumulated deficit	(8,968,943)
Accumulated other comprehensive loss	(4,605)

Total stockholders’ equity (deficit)	(988,566)

Total liabilities and stockholders’ equity (deficit)	$288,271

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Revenue
Project	$36,856	$87,281
Product	1,925	27,930

Total revenue	38,781	115,211

Cost of goods sold:
Project	25,679	39,758
Product	—	19,653

Total cost of goods sold	25,679	59,411

Gross margin	13,102	55,800

Costs and expenses
Research and development	89,840	411,175
General and administrative	469,027	513,053
Depreciation and amortization	24,697	29,943
Sales and marketing	26,348	54,258

Total costs and expenses	609,912	1,008,429

Loss from operations	(596,810)	(952,629)

Other expense
Interest expense	32,927	58

Total other expenses	32,927	58

Net loss	(629,737)	(952,687)

Preferred stock accretion	(170,974)	(7,090)

Net loss available to common stockholders	$(800,711)	$(959,777)

Loss per share, basic and diluted:
Net loss	$(0.04)	$(0.07)

Net loss available to common stockholders	$(0.05)	$(0.07)

Weighted-average common shares outstanding, basic and diluted	15,161,091	13,287,544

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENT OF CASH FLOWS

	For the
	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(629,737)	$(952,687)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	24,697	29,943
Common stock issued for services	8,500	60,000
Options issued to employees for services	74,804	13,951
Options issued to consultants for services	13,447	—
Amortization of unearned compensation	—	50,377
Reserve for contract loss	—	(3,156)
Changes in operating assets and liabilities:
Accounts receivable	67,478	(780)
Prepaid expenses	400	3,750
Deferred financing costs	4,032	—
Accounts payable	989	(196,699)
Accrued liabilities	153,163	367,880
Accrued interest	28,307	—
Accrued royalties	7,500	7,500
Costs and estimated earnings in excess of billings on contracts, net	(23,874)	(50,105)
Billings in excess of costs and estimated earnings on contracts, net	(6,485)	(34,020)

Net cash used by operating activities	(276,779)	(704,046)

Cash flows from investing activities:
Property and equipment acquisitions	(4,294)	(3,354)

Net cash provided (used) by investing activities	(4,294)	(3,354)

Cash flows from financing activities:
Proceeds from notes payable	300,000	—

Net cash provided by financing activities	300,000	—

Net increase (decrease) in cash and cash equivalents	18,927	(707,400)

Cash and cash equivalents at beginning of period	42,127	1,329,428

Cash and cash equivalents at end of period	$61,054	$622,028

Supplemental information:
Non-cash: Issuance of common stock in payment of accrued research and development liabilities	$465,000	$—

Non-cash: Issuance of common stock in payment of note payable and accrued interest	$860,624	$—

Research and Development paid with Note Payable	$—	$123,222

Fair value accretion on conditionally redeemable, convertible preferred stock	$170,974	$7,090

The accompanying notes are an integral part of these financial statements.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements.
Novint Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005 (Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS
Basis of Presentation
The unaudited consolidated financial statements have been prepared by Novint Technologies, Inc. (the “Company”or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.
Nature of Business
Novint was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company. The Company currently is engaged in the development and sale of haptics products and equipment, including installation services and support, to production and manufacturing companies in the United States. e-Touch™ is a software program designed to utilize haptics (the sense of touch) equipment, using sight and sound to enable 3D interaction for the user of a computer. The Company’s efforts primarily are concentrated on the development and marketing of e-Touch™ applications. The Company plans to expand into the consumer interactive computer gaming market, which is a substantial departure from its current business of offering product development services and limited sales of haptic technology. The Company’s operations are based in New Mexico with sales primarily to private entities and quasi-governmental agencies in the United States.
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
Since inception, the Company has incurred net operating losses and other equity charges, which have resulted in an accumulated deficit of $8,968,943 at March 31, 2006. For the three months ended March 31, 2006 and March 31, 2005, the Company had net losses of $629,737 and $952,687, respectively. Since inception, management has raised equity totaling approximately $5.7 million through various private equity transactions and had approximately $61,000 in cash on hand at March 31, 2006.
In April 2006, the Company sold 500,000 shares of common stock and 250,000 warrants to purchase common stock to an unrelated party for $500,000. The warrants have an exercise price per share of $2.00. The purchase price of the Common Stock is subject to adjustment as follows: In the event, that after the date of the agreement, the Company shall complete an offering of securities on or before April 1, 2007 which results in gross proceeds to the Company of not less than $3,000,000,

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS (Continued)
and if such offering is conducted at a price per share of Common Stock of $1.11 per share or less, then, the Purchase Price Per Share of Common Stock shall be automatically adjusted to equal 90% of the issue price.
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
Without additional equity infusion or long-term borrowings, there is substantial doubt of the Company’s ability to continue as a going concern. Management believes it will need additional funding to supplement its cash on hand along with revenues from project and product sales to allow the Company to satisfy its short-term obligations and provide enough cash flow for the Company to continue operations. Management has the ability to curtail spending and negotiate or push back payments to third parties or settle such expenditures in stock in the event it experiences cash shortfalls or in the event the next round of funding does not occur or takes significantly longer than anticipated. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Software Development Costs
The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with e-touch™ beginning in 2000. Amortization is computed on the straight-line basis over the remaining life (5 years) of the e-touch™ platform. As of March 31, 2006 the Company’s capitalized software was fully amortized. The Company has determined that research and development software related costs incurred during 2005 are not capitalizable as the technological feasibility of such products has not yet been established. Accordingly, such costs have been expensed as research and development expenses in the period incurred.
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through March 31, 2006, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all costs to research and development expense in the periods incurred. Depreciation expense was $6,155 and $11,401 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Intangible Assets
Intangible assets, which consist of licensing agreements ($880,000) and patents ($10,734), are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the three months ended March 31, 2006 and 2005, the Company recognized amortization expense of approximately $18,542 and $18,542, respectively, related to intangible assets.
Annual amortization of intangible assets remaining at March 31, 2006, are as follows:

Year Ended December 31,
2006	55,626
2007	71,666
2008	2,500
2009	2,500
2010 and after	16,358

Total	$148,650

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Loss per Common Share
Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2006 and 2005, the Company had a total of 10,251,338 and 10,226,338 in potentially dilutive securities, respectively.
Stock Option Plans
The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for their stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Primarily as a result of adopting SFAS No. 123R, the Company recognized $74,804 in share-based compensation expense for the three months ended March 31, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The following is the pro forma expense for the three months ended March 31, 2005:

March 31,
2005
Net loss available to common shareholders, as reported	$(959,776)
Add: Stock-based employee compensation expense included in reported net income	50,377
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(78,575)

Pro forma net loss available to common shareholders	$(987,974)

Loss available to common shareholders per share, basic and diluted:
As reported	$(0.07)
Pro forma	$(0.07)
In calculating the fair value of options for the above disclosure, the following assumptions were used for stock options issued during the three months ended March 31, 2006 and 2005: fair market value of $1.00 per share, risk-free rates ranged from 1.73% to 3.66%, volatility of the options ranged from 73% to 91%, estimated lives of 3 to 10 years and exercise prices ranged from $0.66 to $1.00 per share.
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
Research and Development
Research and development costs are expensed as incurred and amounted to $89,840 and $411,175 for the three months ended March 31, 2006 and March 31,2005, respectively. Research and development costs primarily relate to costs incurred for development of haptics interface gaming technology prior to the technological feasibility of such technology.
Recent Accounting Pronouncements
The Company has adopted all accounting pronouncements issued before March 31, 2006, which are applicable to the Company.
In May 2005, Financial Accounting Standards Board (FASB) issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 differentiates between retrospective application and restatement. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase of the effective date of this Statement. The adoption of the provisions of SFAS 154 did not have an impact on its financial condition or results of operations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 155 will have any impact on the Company’s financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have any impact on the Company’s financial position or results of operations.
NOTE 3 — COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON CONTRACTS
     Costs and estimated earnings in excess of billings on contracts consisted of the following at:

March 31,
2006
Costs and estimated earnings incurred on uncompleted contracts	$23,874
Billings on uncompleted contracts	—

Costs and estimated earnings in excess of billings on uncompleted contracts	$23,874

     Billings in excess of costs and estimated earnings on contracts consisted of the following at:

March 31
2006
Billings on uncompleted contracts	$(6,497)
Costs and estimated earnings incurred on uncompleted contracts	310

Billings in excess of costs and estimated earnings on uncompleted contracts	$(6,187)

NOTE 4 — INTANGIBLE ASSETS
     Intangible assets consisted of the following at:

March 31,
2006
Licensing agreements	$880,000
Patent	10,734
Less accumulated amortization	(742,084)

$148,650

NOTE 5 — NOTES PAYABLE
During the three months ended March 31, 2006 and the year ended December 31, 2005, management executed a number of bridge loans. The first loan for $200,000 has an original due date of March 7, 2006 and a stated interest rate of 20% or $20,000 for the first six months outstanding. The note has the option to extend for one year under certain conditions with an interest rate of 12%. These conditions have been met and the due date of this note is September 8, 2006. The remaining bridge loans ranged from $15,000 to $450,000. These notes were originally due one year from the date of issuance at a stated

NOTE 5 — NOTES PAYABLE (Continued)
interest rate of 12%. During the three months ended March 31,2006, $825,000 of outstanding principal balance and $35,624 of accrued interest was settled through issuance of 1,250,002 shares of the Company’s common stock. The first loan in the amount of $200,000 is secured by the personal guaranty agreement of the Company’s President and CEO and by a pledge of up to 795,455 shares of common stock of the Company owned by him. The balance on this note is outstanding and is reflected in total in the amount of $200,000 in the accompanying balance sheet as note payable. Accrued interest in the amount of $22,247 related to this note payable is recorded in the accompanying balance sheet.
NOTE 6 – CONVERTIBLE NOTES PAYABLE
On March 22, 2005, the Company executed a convertible promissory note in the amount of $123,222 to Lunar Design for the costs incurred during January 2005 associated with contracted research and development efforts. The terms of the promissory note include payment due March 22, 2006, in part or in whole in cash during the time prior to maturity date. If the promissory note is not paid in full in cash at the promissory note’s maturity date, the Company will convert the unpaid balance of the note into shares of the Company’s common stock at the price per share equal to the last sale price of the Company’s common stock on the maturity date, or on the last business day prior to the maturity date. The Company is currently in discussions with Lunar as to repayment and conversion of the note. Additional promissory notes in the amount of $358,081 with the same terms were executed for the costs incurred during the year ended December 31, 2005. These additional notes are due throughout the year ended December 31, 2006.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
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
The Company has a licensing agreement with Sandia National Laboratories (“Sandia”), which initially developed Flight, the precursor to e-TouchTM (the technology) and employed the Company’s founder. The licensing agreement provides the Company the right to utilize the technology exclusively for a period of 12 years and non-exclusively in perpetuity and places certain restrictions on its use as well as requires the Company to pay a 1.5 percent royalty fees to Sandia in connection with any income earned based upon the technology. Additionally, under the original agreement, the Company is obligated to pay to Sandia on a semi-annual basis annual minimum earned royalties of $6,000 in 2001, $14,000 in 2002, $24,000 in 2003 and $30,000 from 2004 through 2011. The agreement was amended on June 29, 2005, modifying the royalty payment terms such that the Company will pay royalties of $40,000 for 2001 and 2002, $24,000 in 2003, 30,000 shares of the Company’s Common Stock in 2004, and $30,000 for 2005. Novint had paid all cash amounts due and issued the agreed shares of common stock for its obligations through 2004 as of December 31, 2005. As of March 31, 2006 the Company had accrued $37,500 in royalty fees owed to Sandia under the royalty agreement.
The Company has an agreement with Lunar Design, a product design firm, to design and develop its haptics game controller. The current statement of work outlines the delivery of a final prototype in August 2005 as well as provides for additional projects as agreed to by the parties through 2006. The prototype was delivered in October 2005. In addition, Lunar Design will provide support for the Company’s manufacturing partner for design problems or other trade-offs encountered in creating the manufacturing prototype. Estimated project costs for the prototype will range between approximately $542,000 and $634,000 and will be billed on a time-and-materials basis. Lunar Design has agreed to accept payment in the form of cash, promissory note or Novint common stock. As of March 31, 2006 the Company had made payments to Lunar Design for incurred costs of approximately $424,000 under this agreement. At March 31, 2006, the Company has recorded accrued

NOTE 7 — COMMITMENTS AND CONTINGENCIES (Continued)
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
In addition, the Company was to issue 250,000 shares of the Company’s common stock within 30 days of the contract amendment’s effective date as consideration for extending the payment terms of the agreement. These shares of stock were issued to Force Dimension on May 12, 2005, and have been accounted for as a financing cost related to a modification of Novint’s payment terms. The fair value of the stock issued is $250,000 and is reflected as interest expense in the amount of $245,968 for the year ended December 31, 2005, and as a deferred financing cost in the amount of $4,032 in the balance sheet at December 31, 2005. The deferred financing cost were amortized to interest expense by January 5, 2006, the maturity date of this obligation to Force Dimension.
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
NOTE 8 — STOCKHOLDERS’ EQUITY
Conditionally Redeemable, Convertible Preferred Stock
On April 20, 2000, in connection with the license agreement with Sandia, the Company issued all 4,000 authorized shares of Series A conditionally redeemable, convertible preferred stock at $0.25 per share. The preferred stock was convertible into fully paid and non-assessable common stock as follows: at the holder’s option based on the conversion price in effect on the conversion date or automatically upon the closing of an IPO, which would result in 447,300 shares of common stock. The conversion price shall be (i) the subscription price ($100,000 when expressed as an aggregate amount or $25.00 per share when expressed on a per-share basis) divided by (ii) the conversion price in effect on the conversion date. Additionally, the Company is obligated to redeem the preferred shares, if there is no IPO or initial sale within 10 years from the issue date.

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)
In connection with the effectiveness of the Company’s registration statement, on February, 6 2006 the Company issued 447,300 shares of common stock to Sandia for the conversion of the preferred stock in accordance with the agreement.
Accordingly, the Company accreted the fair value of the common stock conversion to retained earnings through the conversion date of February 6, 2006. When the Company was approved for public filing, it recognized an additional charge of $170,974 to retained earnings of the converted shares at the fair value as compared to the IPO price. The fair value of the stock at March 31, 2006 was estimated to be $1.00 per share.
Stock Options
In March 2004, the Board of Directors approved the adoption of the 2004 Stock Incentive Plan. A total of 3,500,000 shares of common stock have been reserved for issuance under this plan. The Company has issued options to purchase shares of common stock to employees and various consultants for payment of services.
Option activity during the three months ended March 31, 2006 and the year ended December 31, 2005, is summarized in the following table:

	Shares		Weighted-
	Under	Price per	Average
	Option	Share	Exercise Price
Options outstanding at 12/31/05	8,003,341	$0.01-$0.66	$0.26
Granted	554,900	$1.00	$1.00
Exercised	—	—	$—
Canceled	—	—	$—

Options outstanding at 3/31/06	8,558,241	$0.01-$0.66	$0.26

Exercisable at 3/31/06	6,304,241	$0.01-$1.00	$0.18
The following summarizes certain information regarding outstanding options March 31, 2006:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted-	Remaining		Weighted
		Average	Contractual		Average
Exercise Price	Number	Exercise Price	Life (years)	Number	Exercise Price
$0.01	338,416	$0.01	2.30	338,416	$0.01
$0.05	4,600,000	$0.05	6.46	4,600,000	$0.05
$0.50	1,261,364	$0.50	8.13	261,364	$0.50
$0.66	1,886,894	$0.66	8.45	522,894	$0.66

$1.00	554,900	$1.00	4.73	304,900	$1.00

Total	8,558,241	$0.31	6.92	6,304,241	$0.18

NOTE 9 — EQUITY TRANSACTIONS
On April 1, 2004, the Company committed to issue 250,000 shares of common stock at $1.00 per share to a consultant for future services. The consultant will receive stock as follows: 50,000 shares per quarter as long as the consultant is still providing services to he Company, up to a total of 250,000 shares, beginning April 1, 2004. As of March 31, 2005, 200,000

NOTE 9 — EQUITY TRANSACTIONS (Continued)
of the shares had been issued and the remaining 50,000 shares were issued during the second quarter of 2005. The Company has recognized $50,000 in consulting expense related to this issuance during the three months ended March 31, 2005.
In March 2005, the Company issued 2,500 shares of common stock to an advisory board member for services performed. The stock was valued at $0.66 per share for total consideration of $1,650. Consulting expense of $1,650 was recorded in the Company’s operations during the three months ended March 31, 2005.
During 2005 the Company issued 45,000 shares of common stock for legal services to be provided. The value of the share issued was $29,700 the value of the services to be performed. This amount was recorded as a prepaid expense and is being amortized as expenses are incurred. As of March 31, 2006 the Company has amortized $23,521 of this amount as legal expense.
The Company also issued 10,000 shares of common stock to an employee for services rendered during the second quarter of 2005. The fair value of the services was $10,000 and is included in common stock at December 31, 2005, and recorded as compensation expense during the three months ended March 31, 2005.
In March 2006, the Company issued 200,329 shares of common stock to the original private placement investors as compensation for delays in obtaining approval for public filing.
The Company issued 6,000 shares of common stock to a consultant for services rendered during the first quarter of 2006. The fair value of the services was $6,000 and is included in common stock at March 31, 2006, and recorded as consulting expense for the three months ended March 31, 2006.
In March 2006, the Company issued 2,500 shares of common stock to an advisory board member for services performed. The stock was valued at $1.00 per share for total consideration of $2,500. Consulting expense of $2,500 was recorded in the Company’s operations for the three months ended March 31, 2006.
NOTE 10 —WARRANTS
A summary of the status of the total number of warrants as of March 31, 2006 and December 31, 2005, , and changes during the periods then ended is presented in the tables below:

	March 31, 2006
	Shares	Wtd Avg Ex Price
Outstanding at beginning of year	3,442,900		$1.29
Granted	—
Exercised	—		1.00
Forfeited	(—)		—
Outstanding at end of year	3,442,900		1.31

Exercisable at end of year	2,888,000		1.30

Weighted average fair value of warrants granted	$1.84	$

NOTE 10 —WARRANTS (Continued)
A summary of outstanding warrants as of March 31, 2006, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of warrants currently exercisable and the weighted-average exercise price of warrants currently exercisable is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding at	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	3/31/06	Life	Price	at 3/31/06	Price
$0.00 to $0.25	550,000	7.50 years	$0.25	550,000	$0.25
$0.26 to $0.50	250,000	7.60	0.50	250,000	0.50
$0.51 to $1.00	1,118,400	4.68	1.00	563,500	1.00
$1.01 to $2.00	1,524,500	2.88	2.00	1,524,500	2.00

$0.25 to $2.00	3,442,900			2,888,000

NOTE 11 — RELATED PARTIES
On February 18, 2004, the Company granted to a significant shareholder for future services 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At March 31, 2006, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.86%, volatility of 36%, estimated life of 10 years and a fair market value of $1.00 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and approximately $3,413 and $4,437, respectively, was recorded as consultant expense during the three months ended March 31, 2006 and 2005.
In March 2004, Normandie New Mexico Corporation, which is owned by Manhattan’s Chief Executive Officer (CEO), who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the three months ended March 31, 2006 and 2005, the Company had paid $0 and $18,750, respectively, for these services. As of March 31, 2006, the Company owed $25,000 to Normandie New Mexico under the agreement.
On June 10, 2004, the Company granted 250,000 options to purchase common stock to Manhattan’s CEO for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and approximately $7,800 and $10,000, respectively, was recorded as consultant expense during the three months ended March 31, 2006 and 2005.
On November 30, 2004, the Company established an Advisory Board who will provide assistance and consultation to the Company management on matters for which the Advisory Board members possess special knowledge, expertise and experience. the Company will appoint up to 10 Advisory Board members who shall receive either 10,000 shares of he Company stock or 10,000 options to purchase the Company stock at the Advisory Board member’s preference. As of March 31, 2006 20,000 options and 15,000 common shares were issued to these Advisory Board members.

NOTE 11 — RELATED PARTIES (Continued)
On March 9, 2006 the Company granted 250,000 options to purchase common stock to an employee, who is the brother of the Company’s Chief Executive Officer, at an exercise price of $1.00 per share. The options have a ten year term, and a vesting schedule of 50,000 shares per year beginning March 9, 2007. At March 31, 2006, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.86%, volatility of 36%, estimated life of 10 years and a fair market value of $1.00 per share. The value of $142,400 will be amortized using the straight line method over the vesting period of 5 years. $1,860 was recorded as consultant expense during the three months ended March 31, 2006.
NOTE 12 — SUBSEQUENT DISCLOSURE
In April 2006, the Company sold 500,000 shares of common stock and 250,000 warrants to purchase common stock to an unrelated party for $500,000. The warrants have an exercise price per share of $2.00. The purchase price of the Common Stock is subject to adjustment as follows: In the event, that after the date of the agreement, the Company shall complete an offering of securities on or before April 1, 2007 which results in gross proceeds to the Company of not less than $3,000,000, and if such offering is conducted at a price per share of Common Stock of $1.11 per share or less, then, the Purchase Price Per Share of Common Stock shall be automatically adjusted to equal 90% of the issue price.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Note Regarding Forward-Looking Statements
The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company; we need to raise funds to meet business plan projections; we are dependent on upon emerging technology for our business model; our ability to successfully expand our employee base, sales force and marketing program; changes in our customers’ requirements or tastes; the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products; and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about April 17, 2006.
Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes, which are included herein. This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those indicated in the forward-looking statements.
OVERVIEW
Novint was initially incorporated in the State of New Mexico as Novint Technologies, Inc., in April 1999. On February 26, 2002, the state of incorporation was changed to Delaware by merging into Novint Technologies, Inc., a Delaware corporation. There are no subsidiaries, and business operates under Novint Technologies, Inc. Novint is a haptics technology company (haptics refers to your sense of touch), which develops, markets and sells applications and technologies that allow people to use their sense of touch to interact with computers.
To date, Novint has derived the majority of its revenues from developing professional applications for its customers. The Company has completed a number of contracts with companies such as Aramco, Lockheed Martin, Chrysler, Chevron, Sandia National Laboratories and Woods Hole Oceanographic Institute.
While Novint continues to develop professional applications for its customers, the Company also is preparing to leverage its computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. Using our haptics technology, games and applications will have the crucial missing “third sense” to human computer interaction. Users will be able to directly and intuitively feel the shape, texture and physical properties of virtual objects using our computer touch hardware and software.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our audited financial statements for the year ended December 31, 2005, and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2005 or through May 15, 2006. However, we are evaluating how improvements in processes and other changes in haptics technology and our emerging video games business may impact revenue recognition policies in the future.
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
SOFTWARE DEVELOPMENT COSTS — We account for our software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is 5 years. We have capitalized software development costs in connection with our haptic software beginning in 2000 and in connection with our gaming technology beginning in 2006. Amortization is computed on the straight-line basis over the remaining life (five years) of our software platform.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The Company has adopted all accounting pronouncements issued before March 31, 2006, which are applicable to the Company.
In May 2005, Financial Accounting Standards Board (FASB) issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 differentiates between retrospective application and restatement. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase of the effective date of this Statement. The adoption of the provisions of SFAS 154 did not have an impact on its financial condition or results of operations.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 155 will have any impact on the Company’s financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have any impact on the Company’s financial position or results of operations.
RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED MARCH 31, 2005.
REVENUES. During the quarter ended March 31, 2006, Novint had revenues of $38,781 as compared to revenues of $115,211 during the quarter ended March 31, 2005, a decrease of approximately 66.3%. The decrease primarily results from additional contract activities during the quarter ended March 31, 2005. During the three months ended March 31, 2006, Novint had four employees working on three contracts while, during the three months ended March 31, 2005, the Company had eight employees working on three major contracts. Timing of contracts is not within a specified time period during the year so quarterly comparisons may not validly represent annual activity. In addition, during the quarter ended March 31, 2005, one haptic interface device was sold for $27,000 while no such sales occurred in the first quarter of 2006.
COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold, which consists of materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $59,411 for the quarter ended March 31, 2005, compared to $25,679 for the quarter ended March 31, 2006. Novint’s average gross profit percentage on contract activity was approximately 54.4% for the three months ended March 31, 2005, compared to 30.3% for the three months ended March 31, 2006. The decrease in gross profit percentage resulted due to an unusually high profit percentage on one fixed price contract in 2005. This higher profit percentage was a result of actual costs incurred being lower than those projected during contract negotiations.
OPERATING EXPENSES. Operating expenses totaled $1,008,429 for the quarter ended March 31, 2005, compared to $609,912 for the quarter ended March 31, 2006, a decrease of approximately $400,000 or 39%. Included in the decrease is approximately $320,000 in research and development expenditures incurred during 2005 attributable to our efforts to develop computer gaming technology. Beginning in 2006, research and development efforts tapered off as the Company completed design and development of the hardware gaming technologies. During the quarter ended March 31, 2006, Novint had two less full time equivalent employees (FTE’s) than during the quarter ended March 31, 2005. Sales and marketing decreased by approximately $20,000 as efforts to market our computer gaming technology was not as large a focus for the quarter. Offsetting these decreases, legal fees related to public filing increased during the quarter ended March 31, 2006.
LOSS FROM OPERATIONS: Novint had a loss from operations of $952,629 for the quarter ended March 31, 2005, compared to a loss from operations of $596,810 for the quarter ended March 31, 2006. Net losses have decreased as a result of the decrease in operating expenses as described above.
NET LOSS. Novint had a net loss of $952,687, or $0.07 per share, for the quarter ended March 31, 2005, compared to $629,737, or $0.04 per share, for the quarter ended March 31, 2006. In addition to the increase in loss from operations Novint recorded approximately $33,000 in interest expense attributable to notes payable executed late in 2005. We believe that net losses may increase in the short term until labor efforts and associated costs are refocused on contracted and revenue-generating activities and until gaming technology is successfully marketed.
LIQUIDITY AND CAPITAL RESOURCES
Novint closed a funding round in February and May of 2004 in which we raised $3,049,000. We have used a significant portion of the sources of cash to pay off certain liabilities including notes payable, offering costs and salaries. However, if we are successful in developing our gaming technology and video games business, and in developing partnerships with game publishers and hardware manufacturers, we will need to raise approximately another $15 million in funding to execute our current business plan with respect to our video games business. There can be no assurances that we will be able to obtain any additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders.
Since inception, Novint has incurred net operating losses and other equity charges, which have resulted in an accumulated deficit of $8,968,943 at March 31, 2006 and $8,168,232 at December 31, 2005. For the three months ended March 31, 2006 and the year ended December 31, 2005, Novint had net losses totaling $629,737 and $3,386,405, respectively. Since inception, management has raised equity totaling approximately $5.7 million through various private equity transactions and has approximately $61,000 and $42,000 in cash on hand at March 31, 2006 and December 31, 2005, respectively. Without additional equity infusion or long term borrowings, there is substantial doubt as to the Company’s ability to continue as a going concern. Management believes they will need additional funding to supplement their cash on hand along with revenues from project and product sales to allow Novint to satisfy its short term obligations and provide enough cash flow for Novint to continue operations. Management has the ability to curtail spending and negotiate or push back payments to third parties, or settle such expenditures in stock in the event they experience cash shortfalls or in the event the next round of funding does not occur or takes significantly longer than anticipated.
In April 2006, we sold 500,000 shares of common stock and 250,000 warrants to purchase common stock to an unrelated party for $500,000. The warrants have an exercise price per share of $2.00. The purchase price of the Common Stock is subject to adjustment as follows: In the event, that after the date of the agreement, we shall complete an offering of securities on or before April 1, 2007 which results in gross proceeds to the us of not less than $3,000,000, and if such offering is conducted at a price per share of Common Stock of $1.11 per share or less, then, the Purchase Price Per Share of Common Stock shall be automatically adjusted to equal 90% of the issue price.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In January 2005, we granted 75,000 options to purchase common stock at $0.66 per share and a 5-year annual vesting provision to an employee and 10,000 options to purchase common stock at $0.66 per share and a 4-year annual vesting provision to an advisory board member for consulting services. The recipients of the options were Bill Anderson and Eric Hansen. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
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
     In March 2006, the Company issued 6,000 shares of common stock to Ralph Anderson, a consultant, for services rendered during the first quarter of 2006. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act
     In March 2006, the Company issued 1,250,002 shares of common stock to various investors in repayment of promissory notes issued during the year ended December 31, 2005. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.

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
     In April 2006, we issued 500,000 shares of common stock at a price per share of $1.00, together with a Common Stock Purchase Warrant to purchase 250,000 shares of common stock at an exercise price of $2.00 per share, exercisable until April 1011. The recipient of the common stock and warrant was an accredited investor within the meaning of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these securities. The holder took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder’s status as accredited and his dealings with development companies generally, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.
Item 6. Exhibits
ITEM 13. EXHIBITS

Number	Description
3.1*	Articles of Incorporation

3.2*	Bylaws

Number	Description
3.3*	Articles of Merger

3.4*	Certificate of Merger

4.1*	Articles of Incorporation (See Exhibit 3.1)

4.2	Form of Common Stock Purchase Warrant, April 2006.

10.1*	License Agreement with Sandia; Amendments

10.2*	Lease for 9620 San Mateo

10.3*	Employment Agreement with Tom Anderson

10.4*	Employment Agreement with Walter Aviles

10.5*	2004 Incentive Stock Plan

10.6*	Shareholders Agreement

10.7*	Lock Up Agreement

10.8*	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9*	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10*	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11*	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12*	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

10.13*	Purchase Order from DaimlerChrylser Corporation

10.14*	Purchase Order # 94059 from LockheedMartin Corporation

10.15*	Purchase Order # 96996 from LockheedMartin Corporation

10.16*	Purchase Order # 97860 from LockheedMartin Corporation

10.17*	Purchase Order # Q50601685 from LockheedMartin Corporation

10.18*	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19*	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20*	Purchase Order #24232 from Sandia National Laboratories

10.21*	Purchase Order #27467 from Sandia National Laboratories

10.22*	Purchase Order #117339 from Sandia National Laboratories

10.23*	Purchase Order #250810 from Sandia National Laboratories

10.24*	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

10.25*	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26*	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

Number	Description
10.27*	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28*	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29*	Intellectual Property License Agreement with Force Dimension LLC

10.30*	Purchase Order with Lockheed Martin dated April 1, 2005

10.31*	Purchase Order with Lockheed Martin dated April 4, 2005

10.32*	Purchase Order with Lockheed Martin dated April 21, 2005

10.33*	Purchase Order with Deakin University dated April 6, 2004

10.34*	Purchase Order with Robarts Research dated September 24, 2004

10.35*	Purchase Order with University of New Mexico dated March 16, 2004

10.36*	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37*	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.36#	Purchase Order with Lockheed Martin dated February 16, 2006

10.37#	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.38#	Purchase Order with Lockheed Martin dated March 3, 2006

10.39	Form of Subscription Agreement for Securities, April 2006.

14#	Code of Ethics

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.
#	Filed with the Issuer’s Annual Report on Form 10KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.
All other exhibits are filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVTIN TECHNOLOGIES, INC.
By:	/s/ TOM ANDERSON

Tom Anderson
Chief Executive Officer , President and Chief Financial Officer May 22, 2006