Form 10QSB
period 2006-06-30
NOVINT TECHNOLOGIES INC
filed 2006-08-21
CIK 1282980

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-51783

NOVINT TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

Delaware	85-0461778

(State of Incorporation)	(IRS Employer ID. No.)

4109 Bryan Avenue NW, Albuquerque, NM	87114

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number, including area code: (866) 298-4420
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 16, 2006 there were 17,687,427 shares of common stock outstanding and no other outstanding classes of a common equity security.

Novint Technologies, Inc.
BALANCE SHEET

June 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$301,122
Prepaid expenses and other current assets	31,838
Accounts receivable, net	925
Deferred financing costs	74,354
Costs and estimated earnings in excess of billings on contracts	23,402

Total current assets	431,641

PROPERTY AND EQUIPMENT:
Office equipment	48,841
Software	7,246
Computer equipment	213,555

269,642

Less: Accumulated depreciation	232,391

Net property and equipment	37,251

INTANGIBLE ASSETS, NET	136,472

Total assets	$605,364

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
BALANCE SHEET
(Continued)

June 30, 2006
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$180,162
Accrued payroll related liabilities	133,322
Accrued royalties	15,000
Accrued interest	32,219
Accrued research and development liabilities	189,646
Accrued expenses, related party	43,750
Other accrued liabilities	82,597
Convertible Notes payable	358,081
Note payable	200,000

Total current liabilities	1,234,777

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Series A: $0.01 par value; authorized 4,000 shares, 0 issued and outstanding	—
Common stock, authorized 50,000,000 shares, $0.01 par value; 17,687,427 issued and outstanding	176,874
Additional paid-in capital	9,039,307
Accumulated deficit	(9,840,989)
Accumulated other comprehensive loss	(4,605)

Total stockholders’ equity (deficit)	(629,413)

Total liabilities and stockholders’ equity (deficit)	$605,364

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Project	$44,494	$140,524	$81,350	$227,805
Product	286	431	2,211	28,361

Total revenue	44,780	140,955	83,561	256,166

Cost of goods sold:
Project	37,888	61,612	63,567	116,744
Product	—	3,653	—	7,933

Total cost of goods sold	37,888	65,265	63,567	124,677

Gross margin	6,892	75,690	19,994	131,489

Costs and expenses
Research and development	73,704	240,620	163,544	651,794
General and administrative	551,963	400,595	1,020,990	919,180
Depreciation and amortization	25,201	28,370	49,898	58,315
Sales and marketing	60,087	19,380	86,435	73,638

Total costs and expenses	710,955	688,965	1,320,867	1,702,927

Loss from operations	(704,063)	(613,275)	(1,300,873)	(1,571,438)

Other (income) expense
Interest income	—	(2,923)	—	(2,923)
Interest expense	167,982	49,337	200,909	49,395

Total other expenses	167,982	46,414	200,909	46,472

Net loss	(872,045)	(659,689)	(1,501,782)	(1,617,910)

Preferred stock accretion	—	(7,294)	(170,974)	(14,384)

Net loss available to common stockholders	$(872,045)	$(666,983)	$(1,672,756)	$(1,632,294)

Loss per share, basic and diluted:
Net loss	$(0.05)	$(0.05)	$(0.09)	$(0.12)

Net loss available to common stockholders	$(0.05)	$(0.05)	$(0.10)	$(0.12)

Weighted-average common shares outstanding, basic and diluted	17,150,198	14,162,081	16,316,950	14,005,670

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the
	Six Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,501,782)	$(1,617,910)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	49,898	58,314
Common stock issued for services	38,500	290,700
Options issued to employees for services	158,840	—
Options issued to consultants for services	117,349	40,770
Warrants issued to consultants for services	103,789	—
Reprice of warrants previously granted in debt offering	155,748	—
Amortization of unearned compensation	—	103,587
Reserve for contract loss	—	(5,007)
Changes in operating assets and liabilities:
Accounts receivable	74,215	25,911
Prepaid expenses	(23,685)	(12,866)
Deferred financing costs	(70,322)	—
Accounts payable	109,426	(198,928)
Accrued liabilities	144,605	448,137
Accrued interest	38,280	—
Accrued royalties	(15,000)	(15,000)
Costs and estimated earnings in excess of billings on contracts, net	(23,402)	(59,855)
Billings in excess of costs and estimated earnings on contracts, net	(12,670)	(130,450)

Net cash used by operating activities	(656,211)	(1,072,597)

Cash flows from investing activities:
Property and equipment acquisitions	(15,294)	(3,354)

Net cash provided (used) by investing activities	(15,294)	(3,354)

Cash flows from financing activities:
Proceeds from notes payable	340,000	—
Repayment of notes payable	(40,000)	—
Proceeds from sale of common stock	645,000	—
Payment of offering costs	(14,500)	—

Net cash provided by financing activities	930,500	—

Net increase (decrease) in cash and cash equivalents	258,995	(1,075,951)

Cash and cash equivalents at beginning of period	42,127	1,329,428

Cash and cash equivalents at end of period	$301,122	$253,477

Supplemental information:
Non-cash: Issuance of common stock in connection with accrued research and development liabilities	$465,000	$—

Non-cash: Issuance of common stock in connection with note payable and accrued interest	$983,846	$—

Research and Development paid with Note Payable	$—	$418,436

Fair value accretion on conditionally redeemable, convertible preferred stock	$170,974	$7,090

The accompanying notes are an integral part of these financial statements.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements.
Novint Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005 (Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS
Basis of Presentation
The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company“or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.
Nature of Business
Novint was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company. Novint’s technology is primarily within the field of haptics (sense of touch) allowing users the ability to use a high fidelity sense of touch in computing. The Company’s efforts primarily are concentrated on the development and marketing of three-dimensional touch hardware and software. The Company plans to expand into the consumer interactive computer gaming market, which is a substantial departure from its previous business of offering product development services and limited sales of haptic technology. The Company’s operations are based in New Mexico with sales primarily to private entities and quasi-governmental agencies in the United States.
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
Since inception, The Company has incurred net operating losses and other equity charges, which have resulted in an accumulated deficit of $9,840,989 at June 30, 2006. For the six months ended June 30, 2006 and 2005, the Company had net losses of $1,501,782 and $1,617,910, respectively. Since inception, management has raised equity totaling approximately $6.0 million through various private equity transactions and had approximately $301,000 in cash on hand at June 30, 2006.
If the Company is successful in developing its gaming technology and video games business, and in developing partnerships with game publishers and hardware manufacturers, it will need to raise another $9 million in funding to execute its current business plan with respect to its video gaming business. There can be no assurances that the Company will be able to obtain any additional funding on favorable terms, if at all. Borrowing money may involve pledging some or all of the Company’s assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute the existing shareholders.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Software Development Costs
The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its 3D touch technology beginning in 2000. Amortization is computed on the straight-line basis over the remaining life (5 years) of the 3D touch technology. As of June 30, 2006 the Company’s unamortized capitalized software was $6,363. The Company has determined that research and development software related costs incurred during 2005 were not capitalizable as the technological feasibility of such products was not yet established. Accordingly, such costs have been expensed as research and development expenses in the period incurred.
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $12,108 and $21,230 for the six months ended June 30, 2006 and 2005, respectively.
Intangible Assets
Intangible assets, which consist of licensing agreements ($880,000), capitalized software development costs ($7,071) and patents ($10,734), are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the six months ended June 30, 2006 and 2005, the Company recognized amortization expense of approximately $37,790 and $37,084, respectively, related to intangible assets.
Annual amortization of intangible assets remaining at June 30, 2006, are as follows:

Year Ended December 31,
2006	37,790
2007	73,088
2008	3,914
2009	3,914
2010 and after	17,766

Total	$136,472

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

Loss per Common Share
Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of June 30, 2006 and 2005, the Company had a total of 11,484,763 and 10,326,338 in potentially dilutive securities, respectively.
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
Primarily as a result of adopting SFAS No. 123R, the Company recognized $158,140 in share-based compensation expense for the six months ended June 30, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The following is the pro forma expense for the six months ended June 30, 2005:

Net loss available to common shareholders, as reported	$(1,632,294)
Add: Stock-based employee compensation expense included in reported net income	103,587
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(161,795)

Pro forma net loss available to common shareholders	$(1,690,502)

Loss available to common shareholders per share, basic and diluted:
As reported	$(0.12)
Pro forma	$(0.12)
In calculating the fair value of options for the above disclosure, the following assumptions were used for stock options issued during the six months ended June 30, 2005: fair market value of $1.00 per share, risk-free rates ranged from 1.73% to 3.66%, volatility of the options ranged from 73% to 91%, estimated lives of 3 to 10 years and exercise prices ranged from $0.66 to $1.00 per share.
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
Research and Development
Research and development costs are expensed as incurred and amounted to $163,544 and $651,794 for the six months ended June 30, 2006 and 2005, respectively. Research and development costs primarily relate to costs incurred for development of haptics interface gaming technology prior to the technological feasibility of such technology.
Reclassification
Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.
Recent Accounting Pronouncements
The Company has adopted all accounting pronouncements issued before June 30, 2006, which are applicable to the Company.
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
NOTE 3 — COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON CONTRACTS
Costs and estimated earnings in excess of billings on contracts consisted of the following at June 30, 2006:

Costs and estimated earnings incurred on uncompleted contracts	$68,678
Billings on uncompleted contracts	(45,276)

Costs and estimated earnings in excess of billings on uncompleted contracts	$23,402

Billings in excess of costs and estimated earnings on contracts consisted of the following at:

Billings on uncompleted contracts	$—
Costs and estimated earnings incurred on uncompleted contracts	—

Billings in excess of costs and estimated earnings on uncompleted contracts	$—

NOTE 4 — INTANGIBLE ASSETS
Intangible assets consisted of the following at June 30,2006:

Licensing agreements	$880,000
Patent	10,734
Software development costs	7,071
Less accumulated amortization	(761,333)

$136,472

NOTE 5 — NOTES PAYABLE
During the year ended December 31, 2005, management executed a number of bridge loans. The first loan for $200,000 has an original due date of March 7, 2006 and a stated interest rate of 20% or $20,000 for the first six months outstanding. The note has the option to extend for one year under certain conditions with an interest rate of 12%. These conditions have been met and the due date of this note is September 8, 2006. The remaining bridge loans ranged from $15,000 to $450,000. These notes were originally due one year from the date of issuance at a stated interest rate of 12%. During the six months ended June 30,2006, $825,000 of outstanding principal balance and $35,624 of accrued interest was settled through issuance of 1,250,002 shares of the Company’s common stock. The second group of loans in the amount of $825,000 were secured by the personal guaranty agreement of the Company’s President and CEO and by a pledge of up to 1,250,000 shares of common stock of the Company owned by him. The balance on these notes were paid for with Novint stock. The $200,000 loan is outstanding and is reflected in total in the amount of $200,000 in the accompanying balance sheet as notes payable. Accrued interest in the amount of $32,219 related to this notes payable is recorded in the accompanying balance sheet.
NOTE 6 — CONVERTIBLE NOTES PAYABLE
On March 22, 2005, the Company executed a convertible promissory note in the amount of $123,222 to Lunar Design for the costs incurred during January 2005 associated with contracted research and development efforts. The terms of the promissory note include payment due March 22, 2006, in part or in whole in cash during the time prior to maturity date. In accordance with the agreement, since the promissory note was not paid in full in cash at the promissory note’s maturity date, during the second quarter of 2006, the Company converted the unpaid balance of the note into 123,222 shares of the Company’s common stock which equated to the price per share equal to the last sale price of the Company’s common stock on the maturity date, or on the last business day prior to the maturity date. Additional promissory notes in the amount of $358,081 with the same terms were executed for the costs incurred during the year ended December 31, 2005. These additional notes are due throughout the year ended December 31, 2006.
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

The Company has a licensing agreement with Sandia National Laboratories (“Sandia”), which initially developed Flight, the precursor to the Company’s 3D touch technology (the technology) and employed the Company’s founder. The licensing agreement provides the Company the right to utilize the technology exclusively for a period of 12 years and non-exclusively in perpetuity and places certain restrictions on its use as well as requires the Company to pay a 1.5 percent royalty fees to Sandia in connection with any income earned based upon the technology. Additionally, under the original agreement, the Company is obligated to pay to Sandia on a semi-annual basis annual minimum earned royalties of $6,000 in 2001, $14,000 in 2002, $24,000 in 2003 and $30,000 from 2004 through 2011. The agreement was amended on June 29, 2005, modifying the royalty payment terms such that the Company will pay royalties of $40,000 for 2001 and 2002, $24,000 in 2003, 30,000 shares of the Company’s Common Stock in 2004, and $30,000 for 2005. Novint had paid all cash amounts due and issued the agreed shares of common stock for its obligations through 2004 as of December 31, 2005. During the six months ended June 30, 2006 the Company issued 30,000 shares of common stock to Sandia in settlement of the 2005 fees. As of June 30, 2006 the Company had accrued $15,000 in royalty fees owed to Sandia under the royalty agreement.
The Company has an agreement with Lunar Design, a product design firm, to design and develop its haptics game controller. The current statement of work outlines the delivery of a final prototype in August 2005 as well as provides for additional projects as agreed to by the parties through 2006. The prototype was delivered in October 2005. In addition, Lunar Design will provide support for the Company’s manufacturing partner for design problems or other trade-offs encountered in creating the manufacturing prototype. Estimated project costs for the prototype will range between approximately $542,000 and $634,000 and will be billed on a time-and-materials basis. Lunar Design has agreed to accept payment in the form of cash, promissory note or Novint common stock. As of June 30, 2006 the Company had made payments to Lunar Design for incurred costs of approximately $424,000 under this agreement. At June 30, 2006, the Company has recorded accrued research and development liabilities in the accompanying balance sheet due to Lunar Design of $189,646 and convertible notes payable in the amount of $358,081.
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
During the year ended December 31, 2004, the Company paid $15,000 to Force Dimensions for the license fee in the amount of $15,000 due on the effective date. During 2005, Novint paid $140,000 to Force Dimension, representing a portion of the $50,000 milestone payment originally due to Force Dimension upon or before Novint’s receipt of the Second Deliverable as described in the original agreement, the $50,000 milestone payment due on the amendment’s effective date, and $50,000 representing a portion of the licensing fees due. The Second Deliverable was received by Novint on December 30, 2004. The remaining amount of $465,000 due to Force Dimensions was recorded as accrued research and development liabilities as of December 31, 2005.
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
Effective May 1, 2006, the Company entered into negotiations for a consultant agreement with AF Double Eagle (“Consultant”) whereby Consultant will become a full time employee of the Company approximately 6 months after the effective date of the agreement. The Company and Consultant may transition to Consultant becoming a full time employee earlier upon mutual consent. In accordance with the agreement, Consultant will assist the Company in revenue generation, strategic partnering, strategic planning, funding process and general corporate operations.
Compensation arrangements to the consultant are as follows:
Cash compensation — The Company will pay Consultant $10,000 at the beginning of each month as compensation for these services.
Equity compensation — Subject to applicable law, and the Company’s stock option plan, and consistent with the Company’s usual option grant terms, The Company will grant to Consultant options to purchase 1,213,930 shares of the Company’s common stock. The options shall have an exercise price of $1.00 per share, and shall be exercisable for 7 years from the date of grant. These options were granted to Consultant on May 1, 2006, and the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share.
If the Company sells shares of its common stock in a sale or sales cumulating at least $3,000,000 net proceeds to the Company before May 1, 2007, and the average per share price of such sale or sales (the “Average Price”) is less than $1.00, then the Company shall issue additional options on substantially the same terms, such that the total number of options, including previous options plus newly issued options, times the Average Price equals $1,213,930. .
The options shall initially be unvested. The Company, Consultant, and Foley anticipate that vesting of options will continue in connection with employment. If such employment is not entered for any or no reason, then any options unvested at the termination of this Agreement shall be forfeited to the Company.
Option Group A. Options equal to 5/7th’s of consultant’s total number of options shall vest monthly over five years, with the first such installment vesting June 1, 2006. If at any time the number of options vested shall be determined, the number vested according to the preceding monthly installment schedule shall be rounded to the nearest whole number of options.
Option Group B. Options equal to 1/7th of consultant’s total number of options shall vest on the close of a sale of equity in the Company to a Consultant Source totalling not less than $1,000,000 net proceeds to the Company, or on the vesting of Option Group C, whichever first occurs. A “Consultant Source” is a party that Consultant first introduces to the Company (i.e., the Company had no relationship with the party prior to Consultant’s introduction), and who purchases equity in the Company in a transaction in which Consultant actively participates in communications and negotiations, and who purchase equity in the Company prior to the termination of this Agreement.
Option Group C. Options equal to 1/7th of consultant’s total number of options shall vest on the date that The Company’s cumulative product sales total either (a) 100,000 units of Falcon interface units (not including end effectors or other accessories sold apart from a base unit) or (b) $20,000,000 in revenue to The Company.
In addition, if after three years Consultant has not vested the 2/7ths options from Group B and C then whatever portion unvested will vest as if it had been part of the group A options. Therefore, on the third anniversary, 3/5ths of the total unvested options will vest and the remaining 2/5ths will vest over the next two years.
Bonus compensation — The Company will pay to Consultant an amount equal to 4% of the net proceeds to the Company of any sale of equity to a Consultant Source closing before the termination of this Agreement. The Company will pay to

Consultant an amount equal to 20% of the gross revenue to the Company of any Consultant Sales, where Consultant Sales are sales of the Company products to parties that were first introduced to the Company by Consultant but only for so long as Consultant is actively promoting and driving sales to the party and actively managing the relationship with the party.
Although this consulting agreement has not been signed, the Company has paid and continues to pay Consultant under the terms of the agreement and the options were considered granted on May 1, 2006 and the Company has recorded $37,900 as consulting expense related to the options granted.
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
Accordingly, the Company accreted the fair value of the common stock conversion to retained earnings through the conversion date of February 6, 2006. When the Company was approved for public filing, it recognized an additional charge of $170,974 to retained earnings of the converted shares at the fair value as compared to the IPO price. The fair value of the stock on February 6, 2006 was estimated to be $1.00 per share.
Stock Options
In March 2004, the Board of Directors approved the adoption of the 2004 Stock Incentive Plan. A total of 3,500,000 shares of common stock have been reserved for issuance under this plan. The Company has issued options to purchase shares of common stock to employees and various consultants for payment of services.
Option activity during the six months ended June 30, 2006 is summarized in the following table:

	Shares		Weighted-
	Under	Price per	Average
	Option	Share	Exercise Price
Options outstanding at 12/31/05	8,003,341	$0.01-$0.66	$0.26
Granted	1,768,830	$1.00	$1.00
Exercised	55,505	$0.01-$0.66	$0.07
Canceled	—	—	$—

Options outstanding at 6/30/06	9,716,666	$0.01-$0.66	$0.39

Exercisable at 6/30/06	6,411,236	$0.01-$1.00	$0.20

The following summarizes certain information regarding outstanding options at June 30, 2006:

	Outstanding			Exercisable
			Weighted
		Weighted-	Average		Weighted
		Average	Remaining		Average
Exercise		Exercise	Contractual		Exercise
Price	Number	Price	Life (years)	Number	Price
$0.01	287,911	$0.01	2.05	287,911	$0.01
$0.05	4,600,000	$0.05	5.96	4,600,000	$0.05
$0.50	1,173,031	$0.50	7.64	498,031	$0.50
$0.66	1,886,894	$0.66	8.20	720,394	$0.66
$1.00	1,768,830	$1.00	4.73	304,900	$1.00

Total	9,716,666	$0.39	7.10	6,411,236	$0.20

NOTE 9 — EQUITY TRANSACTIONS
On April 1, 2004, the Company committed to issue 250,000 shares of common stock at $1.00 per share to a consultant for future services. The consultant will receive stock as follows: 50,000 shares per quarter as long as the consultant is still providing services to the Company, up to a total of 250,000 shares, beginning April 1, 2004. As of June 30, 2005, all 250,000 shares had been issued, of which 100,000 shares were issued during the six months ended June 30, 2005. The Company has recognized $100,000 in consulting expense related to this issuance during the six months ended June 30, 2005.
In March 2005, the Company issued 2,500 shares of common stock to an advisory board member for services performed. The stock was valued at $0.66 per share for total consideration of $1,650. Consulting expense of $1,650 was recorded in the Company’s operations during the three months ended March 31, 2005.
During 2005 the Company issued 45,000 shares of common stock for legal services to be provided. The value of the share issued was $29,700 the value of the services to be performed. This amount was recorded as a prepaid expense and is being amortized as expenses are incurred. As of June 30, 2006 and 2005 the Company has amortized $23,521 and $9,334, respectively of this amount as legal expense.
The Company also issued 10,000 shares of common stock to an employee for services rendered during the second quarter of 2005. The fair value of the services was $10,000 and is included in common stock at December 31, 2005, and recorded as compensation expense during the six months ended June 30, 2005.
In March 2006, the Company issued 200,329 shares of common stock to original private placement investors as compensation for delays in obtaining approval for public filing.
The Company issued 6,000 shares of common stock to a consultant for services rendered during the first quarter of 2006. The fair value of the services was $6,000 and is included in common stock at June 30, 2006, and recorded as consulting expense for the six months ended June 30, 2006.
In March 2006, the Company issued 2,500 shares of common stock to an advisory board member for services performed. The stock was valued at $1.00 per share for total consideration of $2,500. Consulting expense of $2,500 was recorded in the Company’s operations for the six months ended June 30, 2006.
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
In May 2006, an employee exercised options to purchase 50,505 shares of common stock under the cashless provision of such option. As a result of the cashless provision,in exchange for the 50,505 options with an exercise price of $0.01 and a fair value of common stock on the date of exercise of $1.00, the employee received 50,000 shares of common stock.
In May 2006, the Company sold 145,000 shares of common stock and 72,500 warrants to purchase common stock to unrelated parties for cash proceeds of $130,500, net of offering costs of $14,500. The warrants have an exercise price per share of $2.00.

In June 2006, the Company issued 30,000 shares of common stock to Sandia in settlement of $30,000 due for 2005 royalty fees, and 123,222 shares of common stock to Lunar Design in settlement of a note payable in the amount of $123,222 for research and development activities performed on the company’s behalf.
In June 2006, an employee exercised options to purchase 5,000 shares of common stock under the cashless provision of such option. As a result of the cashless provion, in exchange for the 5,000 options with an exercise price of $0.66 and a fair value of common stock on the date of exercise of $1.25, the employee received 2,360 shares of common stock.
On June 10, 2004, the Company granted 50,000 options to a consultant to purchase common stock at an exercise price of $0.66 per share for future consulting services. The options have a 5-year annual vesting provision. At June 30, 2006, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share. At June 30, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedules are prorated over the reporting period, and approximately $10,811 and $3,425 was recorded as consultant expense during the six months ended June 30, 2006 and 2005, respectively.
In January 2005, The Company granted 10,000 options to an advisory board member at an exercise price of $0.66. Expense recorded in connection with these options totaled approximately $2,580 for the year ended December 31, 2005. These options have a semi-annual vesting period over 4 years. At June 30, 2006, The Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15 volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share. The following assumptions were used in calculating the initial fair value of these options: risk-free rate of 4.24%, volatility of 73%, contractual term of 10 years, exercise price of $0.66 per share and fair market value of $1.00 per share. The vesting schedules are prorated over the reporting period, and approximately $1,625 and $1,362 was recorded as consultant expense during the six months ended June 30, 2006 and 2005, respectively.
NOTE 10 —WARRANTS
A summary of the status of the total number of warrants as of June 30, 2006 and December 31, 2005, and changes during the six months ended June 30, 2006 is presented in the tables below:

	June 30, 2006
		Wtd Avg
	Shares	Ex Price
Outstanding at December 31, 2005	3,138,000	$1.29
Granted	397,500	2.00
Exercised	—	—
Forfeited	(—)	—
Outstanding at June 30, 2006	3,535,500	1.38

Exercisable at June 30, 2006	3,285,500	1.37

Weighted average fair value of warrants granted	$1.62	$
A summary of outstanding warrants as of June 30, 2006, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of warrants currently exercisable and the weighted-average exercise price of warrants currently exercisable is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding at	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	6/30/06	Life	Price	at 6/30/06	Price
$0.00 to $0.25	600,000	7.26 years	$0.25	600,000	$0.25
$0.26 to $0.50	250,000	7.35	0.50	250,000	0.50
$0.51 to $1.00	838,500	4.45	1.00	588,500	1.00
$1.01 to $2.00	1,847,000	2.64	2.00	1,847,000	2.00

$0.25 to $2.00	3,535,500			3,285,500

In April 2006, the Company modified the exercise price of 250,000 warrants issued in November 2003 from $.50 per share to $.25 per share, effective February 6, 2006. In November 2003, Novint issued a warrant for the purchase of 500,000 shares of Novint’s common stock in conjunction with a $500,000 promissory note that matured in May 2004. The warrant, which expires in November 2013, provides for the purchase of 250,000 shares of Novint’s common stock at an exercise price of $.50 per share. The Company calculated the original fair value of the warrant to be approximately $183,000 using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.31%, volatility of 86%, contractual life of 10 years and a common stock fair market value of $0.66 per share. At June 30, 2006, Novint calculated the value of these warrants on the effective date using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.00 per share. The impact of this modification was an increase in fair value by approximately $156,000. This amount was recorded as interest expense during the six months ended June 30, 2006 since the original grant of warrants was in connection with the issuance of debt.
In April 2006, the Company granted warrants to purchase 50,000 shares of common stock to a consultant for services provided. The warrants vest immediately, and have an exercise price of $0.25 per share. The Company calculated the fair value of the warrant to be approximately $49,000 using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.55%, volatility of 137%, contractual life of 10 years and a common stock fair market value of $1.00 per share. The value of these warrants was recorded as consulting expense during the six months ended June 30, 2006.
On June 14, 2006 the Company to granted 25,000 warrants to purchase Company stock to a consultant in exchange for services rendered during 2006. The warrants vest immediately and have an exercise price of $1.00 per share. The Company calculated the fair value of the warrants to be approximately $54,000 using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.05%, volatility of 137%, contractual life of 3 years and a common stock fair market value of $2.50 per share. The value of these warrants was recorded as consulting expenses during the six months ended June 30, 2006.
NOTE 11 — RELATED PARTIES
On February 18, 2004, the Company granted to a significant shareholder for future services 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At June 30, 2006, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and approximately $14,068 and $8,933, respectively, was recorded as consultant expense during the six months ended June 30, 2006 2005.
In March 2004, Normandie New Mexico Corporation, which is owned by Manhattan’s Chief Executive Officer (CEO), who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the six months ended June 30, 2006 and 2005, the Company had paid $0 and $37,500, respectively, for these services. As of June 30, 2006, the Company owed $43,750 to Normandie New Mexico under the agreement.
On June 10, 2004, the Company granted 250,000 options to purchase common stock to Manhattan’s CEO for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. The Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and approximately $52,875 and $17,091, respectively, was recorded as consultant expense during the six months ended June 30, 2006 and 2005.

On November 30, 2004, the Company established an Advisory Board who will provide assistance and consultation to the Company management on matters for which the Advisory Board members possess special knowledge, expertise and experience. the Company will appoint up to 10 Advisory Board members who shall receive either 10,000 shares of he Company stock or 10,000 options to purchase the Company stock at the Advisory Board member’s preference. As of June 30, 2006 20,000 options and 15,000 common shares were issued to these Advisory Board members.
On March 9, 2006 the Company granted 250,000 options to purchase common stock to an employee, who is the brother of the Company’s Chief Executive Officer, at an exercise price of $1.00 per share. The options have a ten year term, and a vesting schedule of 50,000 shares per year beginning March 9, 2007. At June 30, 2006, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share. At March 9, 2006, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.86%, volatility of 36%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $12,952 was recorded as share-based compensation expense during the six months ended June 30, 2006 and is included in the $158,140 in share-based compensation expense as reported on the accompanying statement of cash flows for the six months ended June 30, 2006.
NOTE 12 — SUBSEQUENT DISCLOSURE
On May 31, 2006, the Company entered into a subscription agreement with an investor to issue 100,000 shares of common stock at $1.00 per share and warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share, provided the companies common stock has traded at or above $1.00 per share for 10 consecutive days of the initial quotation and trading date of the Company’s securities on The Over the Counter Bulletin Board. Subsequent to June 30, 2006 the Company has not received payment for the stock nor has the stock been issued. Accordingly, this transaction has not been reflected in the accompanying financial statements for the period ended June 30, 2006.
On June 6, 2006, the Company entered into a subscription agreement with an investor to issue 250,000 shares of common stock at $1.00 per share and warrants to purchase 125,000 shares of common stock at an exercise price of $2.00 per share, provided the companies common stock has traded at or above $1.00 per share for 10 consecutive days of the initial quotation and trading date of the Company’s securities on The Over the Counter Bulletin Board. This transaction has not been reflected in the accompanying financial statements for the period ended June 30, 2006. Subsequent to June 30, 2006 the Company received $250,000 as payment for the stock.
Subsequent to June 30, 2006 the Company’s board of directors approved the issuance of 600 shares of common stock to a consultant for services performed, 50,000 shares of common stock to a shareholder for services to be performed and granted options to purchase 150,000 shares of common stock each to a shareholder and a consultant for services to be performed.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our audited financial statements for the year ended December 31, 2005, and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2005 or through August 18, 2006. However, we are evaluating how improvements in processes and other changes in haptics technology and our emerging video games business may impact revenue recognition policies in the future.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.
REVENUES. During the three months ended June 30, 2006, Novint had revenues of $44,780 as compared to revenues of $140,955 during the three months ended June 30, 2005, a decrease of approximately 68.2%. The decrease primarily results from additional contract activities during the three months ended June 30, 2005. During the three months ended June 30, 2006, Novint had four employees working on three contracts while, during the three months ended June 30, 2005, the Company had eight employees working on three major contracts. Timing of contracts is not within a specified time period during the year so quarterly comparisons may not validly represent annual activity.
COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold, which consists of materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $37,888 for the three months ended June 30, 2006, compared to $65,265 for the three months ended June 30, 2005. Novint’s average gross profit percentage on contract activity was approximately 14.8% for the three months ended June 30, 2006, compared to 56.2% for the three months ended June 30, 2005. The decrease in gross profit percentage resulted due to an unusually high profit percentage on one fixed price contract in 2005. This higher profit percentage was a result of actual costs incurred being lower than those projected during contract negotiations.
OPERATING EXPENSES. Operating expenses totaled $710,955 for the three months ended June 30, 2006, compared to $688,965 for the three months ended June 30, 2005, an increase of approximately $22,000 or 3%, which is reasonably comparable.
LOSS FROM OPERATIONS: Novint had a loss from operations of $704,063 for the three months ended June 30, 2006, compared to a loss from operations of $613,275 for the three months ended June 30, 2005. Net losses were slightly higher as a result of the high profit percentage earned on one major contract in 2005.
NET LOSS. Novint had a net loss of $872,045, or $0.05 per share, for the three months ended June 30, 2006, compared to $659,689, or $0.05 per share, for the three months ended June 30, 2005. Interest expense increased during the six months ended June 30, 2006 as a result of the impact of repricing warrants originally issued in connection with a debt financing transaction. We believe that net losses may increase in the short term until labor efforts and associated costs are refocused on contracted and revenue-generating activities and until gaming technology is successfully marketed.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.
REVENUES. During the six months ended June 30, 2006, Novint had revenues of $83,561 as compared to revenues of $256,167 during the six months ended June 30, 2005, a decrease of approximately 67.3%. The decrease primarily results from additional contract activities during the six months ended June 30, 2005. During the six months ended June 30, 2006, Novint had four employees working on three contracts while, during the six months ended June 30, 2005, the Company had eight employees working on three major contracts. Timing of contracts is not within a specified time period during the year so semi-annual comparisons may not validly represent annual activity. In addition, during the six months ended June 30, 2005, one haptic interface device was sold for $27,000 while no such sales occurred in the first six months of 2006.
COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold, which consists of materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $63,567 for the six months ended June 30, 2006, compared to $124,677 for the six months ended June 30, 2005. Novint’s average gross profit percentage on contract activity was approximately 21.9% for the six months ended June 30, 2006, compared to 48.8% for the six months ended June 30, 2005. The decrease in gross profit percentage resulted due to an unusually high profit percentage on one fixed price contract in 2005. This higher profit percentage was a result of actual costs incurred being lower than those projected during contract negotiations.
OPERATING EXPENSES. Operating expenses totaled $1,320,867 for the six months ended June 30, 2006, compared to $1,702,927 for the six months ended June 30, 2005, a decrease of approximately $382,000 or 22.4%. Included in the decrease is approximately $500,000 in research and development expenditures attributable to our current efforts to develop computer gaming technology. Beginning in 2006, research and development efforts tapered off as the Company completed design and development of the hardware gaming technologies. During the six months ended June 30, 2006, Novint had two less full time equivalent employees (FTE’s) than during the six months ended June 30, 2005. Offsetting the decrease in research and development expenses, legal fees related to public filing increased during the six months ended June 30, 2006.
LOSS FROM OPERATIONS: Novint had a loss from operations of $1,300,873 for the six months ended June 30, 2006, compared to a loss from operations of $1,571,438 for the six months ended June 30, 2005. Net losses have decreased as a result of the decrease in operating expenses as described above.
NET LOSS. Novint had a net loss of $1,501,782, or $0.09 per share, for the six months ended June 30, 2006, compared to $1,617,910, or $0.12 per share, for the six months ended June 30, 2005. Interest expense increased during the three months ended June 30, 2006 as a result of the impact of repricing warrants originally issued in connection with a debt financing transaction. We believe that net losses may increase in the short term until labor efforts and associated costs are refocused on contracted and revenue-generating activities and until gaming technology is successfully marketed.
LIQUIDITY AND CAPITAL RESOURCES
Novint closed a funding round in February and May of 2004 in which we raised $3,049,000. We have used a significant portion of the sources of cash to pay off certain liabilities including notes payable, offering costs and salaries. However, if we are successful in developing our gaming technology and video games business, and in developing partnerships with game publishers and hardware manufacturers, we will need to raise approximately another $9 million in funding to execute our current business plan with respect to our video games business. There can be no assurances that we will be able to obtain any additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders
Since inception, Novint has incurred net operating losses and other equity charges, which have resulted in an accumulated deficit of $9,840,989 at June 30, 2006 and $8,168,232 at December 31, 2005. For the six months ended June 30, 2006 and the year ended December 31, 2005, Novint had net losses totaling $1,501,782 and $3,386,405, respectively. Since inception, management has raised equity totaling approximately $6.0 million through various private equity transactions and has approximately $301,000 in cash on hand at June 30, 2006. Without additional equity infusion or long term borrowings, there is substantial doubt as to the Company’s ability to continue as a going concern. Management believes they will need additional funding to supplement their cash on hand along with revenues from project and product sales to allow Novint to satisfy its short term obligations and provide enough cash flow for Novint to continue operations. Management has the ability to curtail spending and negotiate or push back payments to third parties, or settle such expenditures in stock in the event they experience cash shortfalls or in the event the next round of funding does not occur or takes significantly longer than anticipated.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In March 2006, the Company issued 6,000 shares of common stock to Ralph Anderson, a consultant, for services rendered during the first quarter of 2006. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these securities. The shareholders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act
     In March 2006, the Company issued 1,250,002 shares of common stock to various investors in repayment of promissory notes issued during the year ended December 31, 2005. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these securities. The shareholders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
     In March 2006, we issued 607,500 shares of common stock to Force Dimension in full payment of amounts outstanding on our contract. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these securities. The shareholders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
     In March 2006, we also issued 200,329 shares of common stock to our private placement investors in recognition of delays in meeting specified filing obligations. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these securities. The shareholders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
     In March 2006, we converted 4,000 shares of preferred stock to 447,300 shares of common stock in accordance with the terms of the conversion options of the original issue of stock to Sandia Corporation. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these securities. The shareholders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as employees and consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
     In March 2006, we granted 250,000 options at an exercise price of $1.00 per share, with a 5-year annual vesting provision, to purchase common stock to an employee. The recipient of the options was Bill Anderson. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholder took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
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
     In April 2006, we issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share, exercisable until April 2011, to Todd Ficeto in exchange for services rendered to the Company. In addition, we reduced the exercise price from $0.50 to $0.25 per share on a warrant to purchase 250,000 shares of common stock previously issued to the Todd Ficeto. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the warrants for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as a consultant and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
     In May 2006, we issued 145,000 shares of common stock at a price per share of $1.00, together with Common Stock Purchase Warrants to purchase 72,500 shares of common stock at an exercise price of $2.00 per share, exercisable until May 1011. The three recipients of the common stock and warrants were accredited investors within the meaning of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these securities. The holders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holders were permitted access to our management for the purpose of acquiring investment information. Due to the holders’ status as accredited and their dealings with development companies generally, we deem the holders sophisticated for the purposes of Section 4(2) of the Act.
     In May 2006, we issued 50,000 shares of common stock to an employee pursuant to the cashless exercise of 50,505 stock options. The recipient of the shares was Bill Anderson. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
     In June 2006, we issued 30,000 shares of common stock to Sandia Corporation as payment for royalties due under a License Agreement. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as a consultant and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
     In June 2006, we granted a warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share, exercisable until June 2009, to Security Research Associates, Inc. pursuant to a modification to a placement agent agreement. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the warrants for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as a consultant and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
     In June 2006, we issued 2,360 shares of common stock to an employee pursuant to the cashless exercise of 5,000 stock options. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
     In June 2006, we issued 123,222 shares of common stock to Lunar Design in settlement of notes payable for research and development services. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as a consultant and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
     In August 2006, we granted 300,000 options at an exercise price of $1.00 per share, with a 5-year annual vesting provision, to purchase common stock to two consultants. The recipients of the options were Dean Danielson and Walt Zierman, each receiving 150,000 options. The recipients of the options were accredited investors within the meaning of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these options. The shareholder took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as accredited and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     Effective May 1, 2006, the Company began negotiations to enter into a Consulting and Independent Contractor Agreement (“Consulting Agreement”) with AF Double Eagle (“AF”) whereby Aiden Foley (“Foley”), AF’s sole employee (together, “Consultant”), will perform executive services for the Company with a view to becoming a full time employee of the Company approximately 6 months after the effective date of the Consulting Agreement. The Company and Consultant may transition to Consultant becoming a full time employee earlier upon mutual consent. In accordance with the agreement,

Consultant will assist the Company in revenue generation, strategic partnering, strategic planning, funding process and general corporate operations.
Compensation arrangements to Consultant are as follows:
Cash compensation — The Company will pay Consultant $10,000 at the beginning of each month as compensation for these services.
Equity compensation — Subject to applicable law, and the Company’s 2004 Stock Incentive Plan, and consistent with the Company’s usual option grant terms, the Company will grant to Consultant options to purchase 1,213,930 shares of the Company’s common stock. The options shall have an exercise price of $1.00 per share, and shall be exercisable for 7 years from the date of grant. These options were granted to Consultant on May 1, 2006, and the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share.
If the Company sells shares of its common stock in a sale or sales cumulating at least $3,000,000 net proceeds to the Company before May 1, 2007, and the average per share price of such sale or sales (the “Average Price”) is less than $1.00, then the Company shall issue additional options on substantially the same terms, such that the total number of options, including previous options plus newly issued options, times the Average Price equals $1,213,930. These additional options shall have an exercise price of $1.00 per share, and shall be exercisable for 7 years from the date of grant.
These options have the following vesting terms:
Option Group A. Options equal to 5/7th’s of consultant’s total number of options shall vest monthly over five years, with the first such installment vesting June 1, 2006.
Option Group B. Options equal to 1/7th of consultant’s total number of options shall vest on the close of a sale of equity in the Company to a Consultant Source totaling not less than $1,000,000 net proceeds to the Company, or on the vesting of Option Group C, whichever first occurs. A “Consultant Source” is a party that Consultant first introduces to the Company (i.e., the Company had no relationship with the party prior to Consultant’s introduction), and who purchases equity in the Company in a transaction in which Consultant actively participates in communications and negotiations, and who purchase equity in the Company prior to the termination of this Agreement.
Option Group C. Options equal to 1/7th of Consultant’s total number of options shall vest on the date that the Company’s cumulative product sales total either (a) 100,000 units of Falcon interface units (not including end effectors or other accessories sold apart from a base unit) or (b) $20,000,000 in revenue to the Company.
In addition, if after three years Consultant has not vested the 2/7ths options from Group B and C then whatever portion unvested will vest as if it had been part of the group A options. Therefore, on the third anniversary, 3/5ths of the total unvested options will vest and the remaining 2/5ths will vest over the next two years as provided for in Option A.
Bonus compensation — The Company will pay to Consultant an amount equal to 4% of the net proceeds to the Company of any sale of equity to a Consultant Source closing before the termination of this Agreement. The Company will pay to Consultant an amount equal to 20% of the gross revenue to the Company of any Consultant Sales, where Consultant Sales are sales of the Company products to parties that were first introduced to the Company by Consultant but only for so long as Consultant is actively promoting and driving sales to the party and actively managing the relationship with the party.
Although this consulting agreement has not been signed, the Company has paid and continues to pay Consultant under the terms of the agreement and the options were considered granted on May 1, 2006.

Item 6. Exhibits
ITEM 13. EXHIBITS

Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

3.3*	Articles of Merger

3.4*	Certificate of Merger

4.1*	Articles of Incorporation (See Exhibit 3.1)

4.2 **	Form of Common Stock Purchase Warrant, April 2006.

10.1*	License Agreement with Sandia; Amendments

10.2*	Lease for 9620 San Mateo

10.3*	Employment Agreement with Tom Anderson

10.4*	Employment Agreement with Walter Aviles

10.5*	2004 Incentive Stock Plan

10.6*	Shareholders Agreement

10.7*	Lock Up Agreement

10.8*	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9*	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10*	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11*	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12*	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

10.13*	Purchase Order from DaimlerChrylser Corporation

10.14*	Purchase Order # 94059 from LockheedMartin Corporation

10.15*	Purchase Order # 96996 from LockheedMartin Corporation

10.16*	Purchase Order # 97860 from LockheedMartin Corporation

10.17*	Purchase Order # Q50601685 from LockheedMartin Corporation

10.18*	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19*	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20*	Purchase Order #24232 from Sandia National Laboratories

10.21*	Purchase Order #27467 from Sandia National Laboratories

10.22*	Purchase Order #117339 from Sandia National Laboratories

10.23*	Purchase Order #250810 from Sandia National Laboratories

10.24*	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

Number	Description

10.25*	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26*	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.27*	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28*	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29*	Intellectual Property License Agreement with Force Dimension LLC

10.30*	Purchase Order with Lockheed Martin dated April 1, 2005

10.31*	Purchase Order with Lockheed Martin dated April 4, 2005

10.32*	Purchase Order with Lockheed Martin dated April 21, 2005

10.33*	Purchase Order with Deakin University dated April 6, 2004

10.34*	Purchase Order with Robarts Research dated September 24, 2004

10.35*	Purchase Order with University of New Mexico dated March 16, 2004

10.36*	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37*	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.36#	Purchase Order with Lockheed Martin dated February 16, 2006

10.37#	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.38#	Purchase Order with Lockheed Martin dated March 3, 2006

10.39	Form of Subscription Agreement for Securities, April 2006.

14#	Code of Ethics

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

#	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

**	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.
All other exhibits are filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVINT TECHNOLOGIES,INC.
By:	/s/ TOM ANDERSON
Tom Anderson
Chief Executive Officer , President and Chief Financial Officer August 21, 2006