Form 10QSB
period 2006-09-30
NOVINT TECHNOLOGIES INC
filed 2006-11-17
CIK 1282980

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-51783

NOVINT TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

Delaware	85-0461778

(State of Incorporation)	(IRS Employer ID. No.)

4109 Bryan Avenue NW, Albuquerque, NM	87114

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number, including area code: (866) 298-4420
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 14, 2006 there were 19,072,641 shares of common stock outstanding and no other outstanding classes of a common equity security.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements.
Novint Technologies, Inc.
BALANCE SHEET

September 30, 2006
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$823,113
Prepaid expenses and other current assets	44,625
Accounts receivable, net	490
Deferred financing costs	74,354
Costs and estimated earnings in excess of billings on contracts	59,098

Total current assets	1,001,680

PROPERTY AND EQUIPMENT:
Office equipment	48,841
Software	7,246
Computer equipment	217,068

273,155

Less: Accumulated depreciation	238,536

Net property and equipment	34,619

INTANGIBLE ASSETS, NET	132,232

Total assets	$1,168,531

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
BALANCE SHEET
(Continued)

September 30, 2006
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$402,085
Accrued payroll related liabilities	167,235
Accrued expenses, related party	56,250
Billings in excess of costs and estimated earnings on uncompleted contracts	8,300
Convertible Notes payable	358,081

Total current liabilities	991,951

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Series A: $0.01 par value; authorized 4,000 shares, 0 issued and outstanding	—
Common stock, authorized 50,000,000 shares, $0.01 par value; 19,072,641 issued and outstanding	190,727
Additional paid-in capital	10,892,036
Accumulated deficit	(10,901,578)
Accumulated other comprehensive loss	(4,605)

Total stockholders’ equity (deficit)	176,580

Total liabilities and stockholders’ equity (deficit)	$1,168,531

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Project	$56,212	$64,313	$137,562	$292,118
Product	(231)	2,059	1,980	30,420

Total revenue	55,981	66,372	139,542	322,538

Cost of goods sold:
Project	37,132	27,115	100,699	137,311
Product	—	2,783	—	17,264

Total cost of goods sold	37,132	29,898	100,699	154,575

Gross margin	18,849	36,474	38,843	167,963

Costs and expenses
Research and development	87,802	366,311	251,346	1,018,105
General and administrative	922,241	337,338	1,943,231	1,256,568
Depreciation and amortization	25,812	29,630	75,710	87,945
Sales and marketing	37,975	29,524	124,410	103,162

Total costs and expenses	1,073,830	762,803	2,394,697	2,465,780

Loss from operations	(1,054,981)	(726,329)	(2,355,854)	(2,297,817)

Other (income) expense
Interest income	(139)	—	(139)	(2,923)
Interest expense	5,747	75,698	206,656	125,093

Total other expenses	5,608	75,698	206,517	122,170

Net loss	(1,060,589)	(802,027)	(2,562,371)	(2,419,987)

Preferred stock accretion	—	(7,503)	(170,974)	(21,887)

Net loss available to common stockholders	$(1,060,589)	$(809,530)	$(2,733,345)	$(2,441,874)

Loss per share, basic and diluted:
Net loss	$(0.06)	$(0.06)	$(0.15)	$(0.17)

Net loss available to common stockholders	$(0.06)	$(0.06)	$(0.16)	$(0.17)

Weighted-average common shares outstanding, basic and diluted	18,201,060	14,118,861	16,944,987	14,118,861

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENT OF CASH FLOWS

	For the
	Nine Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,562,371)	$(2,419,987)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	75,710	87,944
Common stock issued for services	105,938	514,650
Options and warrants issued to consultants and employees for services	843,332	51,405
Reprice of warrants previously granted in debt offering	155,748	—
Amortization of unearned compensation	—	148,297
Reserve for contract loss	—	(6,775)
Changes in operating assets and liabilities:
Accounts receivable	74,650	26,935
Prepaid expenses	(27,097)	(74,866)
Deferred financing costs	(70,322)	(125,000)
Accounts payable and accrued expenses	296,534	375,665
Accrued interest	6,061	—
Accrued royalties	(30,000)	(7,500)
Costs and estimated earnings in excess of billings on contracts, net	(59,098)	(59,855)
Billings in excess of costs and estimated earnings on contracts, net	(4,370)	(19,427)

Net cash used by operating activities	(1,195,285)	(1,508,514)

Cash flows from investing activities:
Property and equipment acquisitions	(11,731)	(3,354)
Acquisition of intangibles	(22,498)	(1,600)

Net cash provided (used) by investing activities	(34,229)	(4,954)

Cash flows from financing activities:
Proceeds from notes payable	340,000	630,000
Repayment of notes payable	(240,000)	—
Payment of offering costs	(14,500)	—
Proceeds from sale of common stock	1,925,000	—

Net cash provided by financing activities	2,010,500	630,000

Net increase (decrease) in cash and cash equivalents	780,986	(883,468)

Cash and cash equivalents at beginning of period	42,127	1,329,428

Cash and cash equivalents at end of period	$823,113	$445,960

Supplemental information:
Non-cash: Issuance of common stock in connection with accrued research and development liabilities	$465,000	$—

Non-cash: Issuance of common stock in connection with note payable and accrued interest	$983,846	$—

Research and Development paid with Note Payable	$—	$418,436

Fair value accretion on conditionally redeemable, convertible preferred stock	$170,974	$7,090

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 (Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS
Basis of Presentation
The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company”or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.
Reclassifications
Certain previous current year quarterly and prior year amounts were reclassified to conform to the September 30, 2006 presentation.
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
Since inception, the Company has incurred net operating losses and other equity charges, which have resulted in an accumulated deficit of $10,901,578 at September 30, 2006. For the nine months ended September 30, 2006 and 2005, the Company had net losses of $2,562,371 and $2,419,987, respectively. Since inception, management has raised equity totaling approximately $7.0 million through various private equity transactions and had approximately $823,000 in cash on hand at September 30, 2006. As of September 30, 2006, the Company is in the process of negotiating an agreement with a hardware manufacturer which will allow it to further the gaming technology aspects of the Company’s business.

If the Company is successful in developing its gaming technology and video games business, and in developing partnerships with game publishers and hardware manufacturers, it will need to raise another $5 million in funding to execute its current business plan with respect to its video gaming business. There can be no assurances that the Company will be able to obtain any additional funding on favorable terms, if at all. Borrowing money may involve pledging some or all of the Company’s assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute the existing shareholders.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Software Development Costs
The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its 3D touch technology beginning in 2000. Amortization is computed on the straight-line basis over the remaining life (5 years) of the 3D touch technology. As of September 30, 2006 the Company’s unamortized capitalized software was $20,665. The Company has determined that research and development software related costs incurred during 2005 were not capitalizable as the technological feasibility of such products was not yet established. Accordingly, such costs have been expensed as research and development expenses in the period incurred.
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $18,253 and $32,215 for the nine months ended September 30, 2006 and 2005, respectively.
Intangible Assets
Intangible assets, which consist of licensing agreements $880,000, capitalized software development costs $102,556 and patents $10,734, are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the nine months ended September 30, 2006 and 2005, the Company recognized amortization expense of approximately $57,457 and $55,729, respectively, related to intangible assets.
Annual amortization of intangible assets remaining at September 30, 2006, is as follows:

Year Ended December 31,
2006	19,411
2007	78,230
2008	9,054
2009	7,771
2010 and after	17,766

Total	$132,232

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
Loss per Common Share
Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of September 30, 2006 and 2005, the Company had a total of 12,546,763 and 10,326,338 in potentially dilutive securities, respectively.
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
Primarily as a result of adopting SFAS No. 123R, the Company recognized $233,720 in share-based compensation expense for the nine months ended September 30, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The following is the pro forma expense for the nine months ended September 30, 2005:

Net loss available to common shareholders, as reported	$(2,441,874)
Add: Stock-based employee compensation expense included in reported net income	148,297
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(247,281)

Pro forma net loss available to common shareholders	$(2,540,858)

Loss available to common shareholders per share, basic and diluted:
As reported	$(0.17)
Pro forma	$(0.18)
In calculating the fair value of options for the above disclosure, the following assumptions were used for stock options issued during the nine months ended September 30, 2005: fair market value of $1.00 per share, risk-free rates ranged from 1.73% to 3.66%, volatility of the options ranged from 73% to 91%, estimated lives of 3 to 10 years and exercise prices ranged from $0.50 to $0.66 per share.
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
Research and Development
Research and development costs are expensed as incurred and amounted to $251,346 and $1,018,105 for the nine months ended September 30, 2006 and 2005, respectively. Research and development costs primarily relate to costs incurred for development of haptics interface gaming technology prior to the technological feasibility of such technology.
Recent Accounting Pronouncements
The Company has adopted all accounting pronouncements issued before September 30, 2006, which are applicable to the Company.
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
NOTE 3 — COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON CONTRACTS
     Costs and estimated earnings in excess of billings on contracts consisted of the following at September 30, 2006:

Costs and estimated earnings incurred on uncompleted contracts	$132,842
Billings on uncompleted contracts	(73,744)

Costs and estimated earnings in excess of billings on uncompleted contracts	$59,098

     Billings in excess of costs and estimated earnings on contracts consisted of the following at:

Billings on uncompleted contracts	$73,744
Costs and estimated earnings incurred on uncompleted contracts	65,444

Billings in excess of costs and estimated earnings on uncompleted contracts	$8,300

NOTE 4 — INTANGIBLE ASSETS
     Intangible assets consisted of the following at September 30, 2006:

Licensing agreements	$880,000
Patent	10,734
Software development costs	102,556
Less accumulated amortization	(861,058)

$132,232

NOTE 5 — NOTES PAYABLE
During the year ended December 31, 2005, management executed a number of bridge loans. The first loan for $200,000 has an original due date of March 7, 2006 and a stated interest rate of 20% or $20,000 for the first six months outstanding. The note has the option to extend for one year under certain conditions with an interest rate of 12%. These conditions have been met and the due date of this note is September 8, 2006. As of September 30, 2006, this note has been fully satisfied. The remaining bridge loans ranged from $15,000 to $450,000. These notes were originally due one year from the date of issuance at a stated interest rate of 12%. During the nine months ended September 30, 2006, $825,000 of outstanding principal balance and $35,624 of accrued interest was settled through issuance of 1,250,002 shares of the Company’s common stock. The second group of loans in the amount of $825,000, were secured by the personal guaranty agreement of the Company’s President and CEO and by a pledge of up to 1,250,000 shares of common stock of the Company owned by him. The balances on these notes were paid for with Novint stock. As of September 30, 2006, the $825,000 loans plus accrued interest were paid.
NOTE 6 — CONVERTIBLE NOTES PAYABLE
On March 22, 2005, the Company executed a convertible promissory note in the amount of $123,222 to Lunar Design for the costs incurred during January 2005 associated with contracted research and development efforts. The terms of the promissory note include payment due March 22, 2006, in part or in whole in cash during the time prior to maturity date. In accordance with the agreement, since the promissory note was not paid in full in cash at the promissory note’s maturity date, during the second quarter of 2006, the Company converted the unpaid balance of the note into 123,222 shares of the Company’s common stock which equated to the price per share equal to the last sale price of the Company’s common stock on the maturity date, or on the last business day prior to the maturity date. Additional promissory notes in the amount of $358,081 with the same terms were executed for the costs incurred during the year ended December 31, 2005. These additional notes are due throughout the year ended December 31, 2006 and the Company is currently negotiating repayment terms.
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
The Company has a licensing agreement with Sandia National Laboratories (“Sandia”), which initially developed Flight, the precursor to the Company’s 3D touch technology (the technology) and employed the Company’s founder. The licensing agreement provides the Company the right to utilize the technology exclusively for a period of 12 years and non-exclusively in perpetuity and places certain restrictions on its use as well as requires the Company to pay a 1.5 percent royalty fees to Sandia in connection with any income earned based upon the technology. Additionally, under the original agreement, the Company is obligated to pay to Sandia on a semi-annual basis annual minimum earned royalties of $6,000 in 2001, $14,000 in 2002, $24,000 in 2003 and $30,000 from 2004 through 2011. The agreement was amended on June 29, 2005, modifying the royalty payment terms such that the Company will pay royalties of $40,000 for 2001 and 2002, $24,000 in 2003, 30,000 shares of the Company’s Common Stock in 2004, and $30,000 for 2005. Novint had paid all cash amounts due and issued the agreed shares of common stock for its obligations through 2004 as of December 31, 2005. During the nine months ended September 30, 2006 the Company issued 30,000 shares of common stock to Sandia in settlement of the 2005 fees. As of September 30, 2006 the Company has issued an additional 30,000 shares of common stock to Sandia and as a result has recorded prepaid expense of $7,500.
The Company has an agreement with Lunar Design, a product design firm, to design and develop its haptics game controller. The current statement of work outlines the delivery of a final prototype in August 2005 as well as provides for additional projects as agreed to by the parties through 2006. The prototype was delivered in October 2005. In addition, Lunar Design will provide support for the Company’s manufacturing partner for design problems or other trade-offs encountered in creating the manufacturing prototype. Estimated project costs for the prototype will range between approximately $542,000 and $634,000 and will be billed on a time-and-materials basis. Lunar Design has agreed to accept payment in the form of cash, promissory note or Novint common stock. As of September 30, 2006 the Company had made payments to Lunar Design for incurred costs of approximately $424,000 under this agreement. At September 30, 2006, the Company has recorded $189,646 in accrued research and devlopement liabilities included in accounts payable and accrued expenses on the accompanying balance sheet due to Lunar and convertible notes payable in the amount of $358,081.
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
In addition, the Company was to issue 250,000 shares of the Company’s common stock within 30 days of the contract amendment’s effective date as consideration for extending the payment terms of the agreement. These shares of stock were issued to Force Dimension on May 12, 2005, and have been accounted for as a financing cost related to a modification of Novint’s payment terms. The fair value of the stock issued is $250,000 and is reflected as interest expense in the amount of $245,968 for the year ended December 31, 2005, and as a deferred financing cost in the amount of $4,032 in the balance sheet at December 31, 2005. The deferred financing cost was amortized to interest expense by January 5, 2006, the maturity date of this obligation to Force Dimension.
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
Equity compensation — Subject to applicable laws, and the Company’s stock option plan, and consistent with the Company’s usual option grant terms, The Company will grant to Consultant options to purchase 1,213,930 shares of the Company’s common stock. The options shall have an exercise price of $1.00 per share, and shall be exercisable for 7 years from the date of grant. These options were granted to Consultant on May 1, 2006, and the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share.
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
Option Group B. Options equal to 1/7th of consultant’s total number of options shall vest on the close of a sale of equity in the Company to a Consultant Source totaling not less than $1,000,000 net proceeds to the Company, or on the vesting of Option Group C, whichever first occurs. A “Consultant Source” is a party that Consultant first introduces to the Company (i.e., the Company had no relationship with the party prior to Consultant’s introduction), and who purchases equity in the Company in a transaction in which Consultant actively participates in communications and negotiations, and who purchase equity in the Company prior to the termination of this Agreement. If on May 1, 2009, this condition has not been met, and this Agreement has not been terminated, then Option Group B shall vest on May 1, 2009.
Option Group C. Options equal to 1/7th of consultant’s total number of options shall vest on the date that The Company’s cumulative product sales total either (a) 100,000 units of Falcon interface units (not including end effectors or other accessories sold apart from a base unit) or (b) $20,000,000 in revenue to The Company. If on May 1, 2009, this condition has not been met, and this Agreement has not been terminated, then Option Group C shall vest on May 1, 2009.
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
Although this consulting agreement has not been signed, the Company has paid and continues to pay Consultant under the terms of the agreement and the options were considered granted May 1, 2006.

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
Option activity during the nine months ended September 30, 2006 is summarized in the following table:

	Shares		Weighted-
	Under	Price per	Average
	Option	Share	Exercise Price
Options outstanding at 12/31/05	8,003,341	$0.01-$0.66	$0.26
Granted	1,898,830	$1.00-$1.20	$1.01
Exercised	(58,505)	$0.01-$0.66	$0.07
Canceled	(5,000)	$0.66	$0.66

Options outstanding at 9/30/06	9,838,666	$0.01-$1.20	$0.40

Exercisable at 9/30/06	6,316,569	$0.01-$1.20	$0.19
The following summarizes certain information regarding outstanding options at September 30, 2006:

	Outstanding
			Weighted
			Average	Exercisable
		Weighted-	Remaining		Weighted
		Average	Contractual		Average
Exercise Price	Number	Exercise Price	Life (years)	Number	Exercise Price
$0.01	284,911	$0.01	1.80	284,911	$0.01
$0.05	4,600,000	$0.05	5.71	4,600,000	$0.05
$0.50	1,173,031	$0.50	7.39	456,364	$0.50
$0.66	1,881,894	$0.66	7.95	670,394	$0.66
$1.00	1,768,830	$1.00	4.48	304,900	$1.00
$1.01	80,000	$1.01	5.00	—	$1.01
$1.20	50,000	$1.20	4.92	—	$1.20

Total	9,838,666	$0.40	6.76	6,316,569	$0.19

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
During 2005 the Company issued 45,000 shares of common stock for legal services to be provided. The value of the share issued was $29,700 the value of the services to be performed. This amount was recorded as a prepaid expense and is being amortized as expenses are incurred. As of September 30, 2006 and 2005 the Company has amortized $29,700 and $9,334, respectively of this amount as legal expense.
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
The Company issued 6,000 shares of common stock to a consultant for services rendered during the first quarter of 2006. The fair value of the services was $6,000 and is included in common stock at September 30, 2006, and recorded as consulting expense for the nine months ended September 30, 2006.
In March 2006, the Company issued 2,500 shares of common stock to an advisory board member for services performed. The stock was valued at $1.00 per share for total consideration of $2,500. Consulting expense of $2,500 was recorded in the Company’s operations for the nine months ended September 30, 2006.
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
In May 2006, an employee exercised options to purchase 50,505 shares of common stock under the cashless provision of such option. As a result of the cashless provision, in exchange for the 50,505 options with an exercise price of $0.01 and a fair value of common stock on the date of exercise of $1.00, the employee received 50,000 shares of common stock.
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
In June 2006, an employee exercised options to purchase 5,000 shares of common stock under the cashless provision of such option. As a result of the cashless provision, in exchange for the 5,000 options with an exercise price of $0.66 and a fair value of common stock on the date of exercise of $1.25, the employee received 2,360 shares of common stock.

In August 2006, the Company sold 1,000,000 shares of common stock and 500,000 warrants to purchase common stock to an unrelated parties for $1,000,000. The warrants have an exercise price per share of $2.00. The purchase price of the common stock is subject to adjustment as follows: In the event, that after the date of the agreement, the Company shall complete an offering of securities on or before April 1, 2007 which results in gross proceeds to the Company of not less than $3,000,000, and if such offering is conducted at a price per share of common stock of $1.11 per share or less, then, the purchase price per share of common stock shall be automatically adjusted to equal 90% of the issue price.
In August 2006, an employee exercised options to purchase 3,000 shares of common stock under the cashless provision of such option. As a result of the cashless provision, in exchange for the 3,000 options with an exercise price of $0.01 and a fair value of common stock on the date of exercise of $1.15 per share, the employee received 2,974 shares of common stock.
In August 2006, the Company issued 30,000 shares of common stock in satisfaction of $22,500 of accrued liability and $7,500 for prepaid services totaling $30,000 or $1.00 per shares.
In August 2006, the Company issued 18,290 shares of common stock in satisfaction of an accrued liability totaling $18,290.
In August 2006, the Company issued 3,950 shares of common stock to two individuals for consulting services totaling $4,936 or $1.25 per share.
In September 2006, the Company sold 280,000 shares of common stock and 140,000 warrants to purchase common stock to an unrelated party for $280,000. The warrants have an exercise price per share of $2.00. The purchase price of the common stock is subject to adjustment as follows: In the event, that after the date of the agreement, the Company shall complete an offering of securities on or before April 1, 2007 which results in gross proceeds to the Company of not less than $3,000,000, and if such offering is conducted at a price per share of common stock of $1.11 per share or less, then, the purchase price per share of common stock shall be automatically adjusted to equal 90% of the issue price.
In September 2006, the Company issued 50,000 shares of common stock to a company for consulting services valued at $62,500 or $1.25 per share.
On June 10, 2004, the Company granted 50,000 options to a consultant to purchase common stock at an exercise price of $0.66 per share for future consulting services. The options have a 5-year annual vesting provision. At June 30, 2006, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share. At June 30, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedules are prorated over the reporting period, and approximately $14,256 and $5,169 was recorded as consultant expense during the nine months ended September 30, 2006 and 2005, respectively.
In January 2005, The Company granted 10,000 options to an advisory board member at an exercise price of $0.66. Expense recorded in connection with these options totaled approximately $2,580 for the year ended December 31, 2005. These options have a semi-annual vesting period over 4 years. At June 30, 2006, The Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share. The following assumptions were used in calculating the initial fair value of these options: risk-free rate of 4.24%, volatility of 73%, contractual term of 10 years, exercise price of $0.66 per share and fair market value of $1.00 per share. The vesting schedules are prorated over the reporting period, and approximately $2,092 and $1,993 was recorded as consultant expense during the nine months ended September 30, 2006 and 2005, respectively.
NOTE 10 —WARRANTS
A summary of the status of the total number of warrants as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented in the tables below:

	September 30, 2006
		Wtd Avg
	Shares	Ex Price
Outstanding at December 31, 2005	3,138,000	$1.29
Granted	1,337,500	2.00
Exercised	—	—
Forfeited	(—)	—

Outstanding at September 30, 2006	4,475,500	$1.50

Exercisable at September 30, 2006	4,475,500	$1.50

Weighted average fair value of warrants granted		$1.50
A summary of outstanding warrants as of September 30, 2006, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of warrants currently exercisable and the weighted-average exercise price of warrants currently exercisable is as follows:

	Warrants Outstanding
		Weighted-		Warrants Exercisable
	Number	Average	Weighted-		Weighted-
	Outstanding	Remaining	Average	Number	Average
Range of	at	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	6/30/06	Life	Price	at 6/30/06	Price
$0.25	600,000	7.01 years	$0.25	600,000	$0.25
$0.50	250,000	7.10	0.50	250,000	0.50
$1.00	838,500	4.20	1.00	588,500	1.00
$2.00	2,787,000	2.39	2.00	2,787,000	2.00

$0.25 to $2.00	4,475,500			4,225,500

In April 2006, the Company modified the exercise price of 250,000 warrants issued in November 2003 from $.50 per share to $.25 per share, effective February 6, 2006. In November 2003, Novint issued a warrant for the purchase of 500,000 shares of Novint’s common stock in conjunction with a $500,000 promissory note that matured in May 2004. The warrant, which expires in November 2013, provides for the purchase of 250,000 shares of Novint’s common stock at an exercise price of $.50 per share. The Company calculated the original fair value of the warrant to be approximately $183,000 using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.31%, volatility of 86%, contractual life of 10 years and a common stock fair market value of $0.66 per share. At June 30, 2006, Novint calculated the value of these warrants on the effective date using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.00 per share. The impact of this modification was an increase in fair value by approximately $156,000. This amount was recorded as interest expense during the nine months ended September 30, 2006 since the original grant of warrants was in connection with the issuance of debt.
In April 2006, the Company granted warrants to purchase 50,000 shares of common stock to a consultant for services provided. The warrants vest immediately, and have an exercise price of $0.25 per share. The Company calculated the fair value of the warrant to be approximately $49,000 using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.55%, volatility of 137%, contractual life of 10 years and a common stock fair market value of $1.00 per share. The value of these warrants was recorded as consulting expense during the nine months ended September 30, 2006.
On June 14, 2006 the Company granted 25,000 warrants to purchase Company stock to a consultant in exchange for services rendered during 2006. The warrants vest immediately and have an exercise price of $1.00 per share. The Company calculated the fair value of the warrants to be approximately $54,000 using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.05%, volatility of 137%, contractual life of 3 years and a common stock fair market value of $2.50 per share. The value of these warrants was recorded as consulting expenses during the nine months ended September 30, 2006.
NOTE 11 — RELATED PARTIES
On February 18, 2004, the Company granted to a significant shareholder for future services 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At June 30, 2006, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and approximately $22,690 and $13,212, respectively, was recorded as consultant expense during the nine months ended September 30, 2006 and 2005.
In March 2004, Normandie New Mexico Corporation, which is owned by Manhattan’s Chief Executive Officer (CEO), who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the nine months ended September 30, 2006 and 2005, the Company had paid $0 and $37,500, respectively, for these services. As of September 30, 2006, the Company owed $56,250 to Normandie New Mexico under the agreement.
On June 10, 2004, the Company granted 250,000 options to purchase common stock to Manhattan’s CEO for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. The Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and approximately $70,102 and $25,772, respectively, was recorded as consultant expense during the nine months ended September 30, 2006 and 2005.
On November 30, 2004, the Company established an Advisory Board who will provide assistance and consultation to the Company management on matters for which the Advisory Board members possess special knowledge, expertise and experience. The Company will appoint up to 10 Advisory Board members who shall receive either 10,000 shares of he Company stock or 10,000 options to purchase the Company stock at the Advisory Board member’s preference. As of September 30, 2006, 20,000 options and 15,000 common shares were issued to these Advisory Board members.
On March 9, 2006 the Company granted 250,000 options to purchase common stock to an employee, who is the brother of the Company’s Chief Executive Officer, at an exercise price of $1.00 per share. The options have a ten year term, and a vesting schedule of 50,000 shares per year beginning March 9, 2007. At June 30, 2006, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share. At March 9, 2006, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.86%, volatility of 36%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $30,110 was recorded as share-based compensation expense during the nine months ended September 30, 2006.
NOTE 12 — SUBSEQUENT DISCLOSURE
In November 2006, the Company approved the issuance of 151,450 shares of common stock and warrants for 75,725 shares of common stock with an exercise price of $2.00 per share to two legal firms in satisfaction of an outstanding accounts payable totaling $151,450.
In November 2006, the Company approved the issuance of 87,500 to three individuals for services totaling $116,369 in value.
In November 2006, the Company approved the issuance of stock options for 1,500,000 shares of common stock with an exercise of $1.00 per share to a director with a fair value of $1,504,261. The fair value was calculated under the Black-Scholes options pricing model using the following assumptions: stock price at grant of $1.10; life of 5 years; volatility of 145%; no dividend yield and discount rate of 5.15%.
In November 2006, the Company approved the issuance of stock options for 1,343,930 shares of common stock with an exercise price of $1.00 to three employees with a fair value of $1,347,747. The stock options vested over a period of 5 years. The fair value was calculated under the Black-Scholes options pricing model using the following assumptions: stock price at grant of $1.10; life of 5 years; volatility of 145%; no dividend yield and discount rate of 5.15%.
In November 2006, the Company approved the issuance of 10,000 shares of common stock with a fair value of $11,000 to a consulting firm. Additionally, the Company will issue another 15,000 shares of common stock to the consulting firm upon executing a co-venture or investment agreement.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
1. OVERVIEW
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
2. RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.
REVENUES
During the three months ended September 30, 2006, Novint had revenues of $55,981 as compared to revenues of $66,372 during the three months ended September 30, 2005, a decrease of approximately 16%. The decrease primarily results from fewer contract activities during the three months ended September 30, 2006. Timing of contracts is not within a specified time period during the year so quarterly comparisons may not represent annual results.
COST OF GOODS SOLD AND GROSS PROFIT (LOSS)
Cost of goods sold, which consists of materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $37,132 for the three months ended September 30, 2006, compared to $29,898 for the three months ended September 30, 2005. Novint’s average gross profit percentage on contract activity was approximately 33.7% for the three months ended September 30, 2006, compared to 55% for the three months ended September 30, 2005. The decrease in gross profit percentage resulted due to an unusually high profit percentage on one fixed price contract in 2005. This higher profit percentage was a result of actual costs incurred being lower than those projected during contract negotiations.

OPERATING EXPENSES
Operating expenses totaled $1,073,830 for the three months ended September 30, 2006, compared to $762,803 for the three months ended September 30, 2005, an increase of approximately $311,027 or 41%. The increase primarily related to increases in general and administrative expenses of approximately $585,000, offset by decreases in research and development costs of approximately $278,000. Beginning in 2006, research and development efforts tapered off as the Company completed design and development of the hardware gaming technologies. The increase in general and administrative is due to higher legal costs, and increased use of consultants, as the Company increases its sales and marketing efforts.
LOSS FROM OPERATIONS
Novint had a loss from operations of $1,054,981 for the three months ended September 30, 2006, compared to a loss from operations of $726,329 for the three months ended September 30, 2005. Net losses from operations increased $328,652 due the factors noted above under Operating Expenses.
NET LOSS
Novint had a net loss of $1,060,589, or $0.06 per share, for the three months ended September 30, 2006, compared to $802.027, or $0.06 per share, for the three months ended September 30, 2005. We believe that net losses may increase in the short term until the gaming technology is successfully marketed
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.
REVENUES
During the nine months ended September 30, 2006, Novint had revenues of $139,542 as compared to revenues of $322,538 during the nine months ended September 30, 2005, a decrease of approximately 57%. The decrease primarily results from additional contract activities during the nine months ended September 30, 2005. Timing of contracts is not within a specified time period during the year so semi-annual comparisons may not represent annual results. In addition, during the nine months ended September 30, 2005, one haptic interface device was sold for $27,000 while no such sales occurred in the first nine months of 2006.
COST OF GOODS SOLD AND GROSS PROFIT (LOSS)
Cost of goods sold, which consists of materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $100,699 for the nine months ended September 30, 2006, compared to $154,575 for the nine months ended September 30, 2005. Novint’s average gross profit percentage on contract activity was approximately 26.8% for the nine months ended September 30, 2006, compared to 53.0% for the nine months ended September 30, 2005. The decrease in gross profit percentage resulted due to an unusually high profit percentage on one fixed price contract in 2005. This higher profit percentage was a result of actual costs incurred being lower than those projected during contract negotiations.
OPERATING EXPENSES
Operating expenses totaled $2,394,697 for the nine months ended September 30, 2006, compared to $2,465,780 for the nine months ended September 30, 2005, a decrease of approximately $71,083 or 3%. The decrease is primarily related to decreases in research and development costs of approximately $767,000, offset by increases in general and administrative expenses of approximately $686,000. Beginning in 2006, research and development efforts tapered off as the Company completed design and development of its hardware gaming technologies. The increase in general and administrative is due to higher legal costs, and increase use of consultants, as the Company increases its sales and marketing efforts.
LOSS FROM OPERATIONS
Novint had a loss from operations of $2,355,854 for the nine months ended September 30, 2006, compared to a loss from operations of $2,297,817 for the nine months ended September 30, 2005. Net losses from operations have decreased as a result of the decrease in operating expenses as described above under Operating Expenses.
NET LOSS
Novint had a net loss of $2,562,371, or $0.15 per share, for the nine months ended September 30, 2006, compared to $2,419,987, or $0.17 per share, for the nine months ended September 30, 20005. We believe that net losses may increase in the short term until labor efforts and associated costs are refocused on contracted and revenue-generating activities and until gaming technology is successfully marketed.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2006, we had total current assets of approximately $1,001,000 and total current liabilities of approximately $992,000, resulting in a working capital surplus of $9,000. Our cash balance as of September 30, 2006 totaled $823,000. Our cash flow from operating activities for the nine months ended September 30, 2006 resulted in a deficit of $1,195,000. Our cash flow from investing activities for the nine months ended September 30, 2006 resulted in a deficit of $34,000. Our cash flow from financing activities for the nine months ended September 30, 2006 resulted in a surplus of $2,010,000. Overall, our cash flows for the nine months ended September 30, 2006 increased by $781,000.
Since inception, the Company has incurred net operating losses and other equity charges, which have resulted in an accumulated deficit of $10,901,577 at September 30, 2006. For the nine months ended September 30, 2006 and 2005, the Company had net losses of $2,562,371 and $2,419,987, respectively. Since inception, management has raised equity totaling approximately $7.0 million through various private equity transactions and had approximately $823,000 in cash on hand at September 30, 2006.
If the Company is successful in developing its gaming technology and video games business, and in developing partnerships with game publishers and hardware manufacturers, it will need to raise another $5 million in funding to execute its current business plan with respect to its video gaming business. There can be no assurances that the Company will be able to obtain any additional funding on favorable terms, if at all. Borrowing money may involve pledging some or all of the Company’s assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute the existing shareholders.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The Company has adopted all accounting pronouncements issued before September 30, 2006, which are applicable to the Company.
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
Item 3. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President, Chief Executive Officer, and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer, and Acting Chief Financial Officer concluded that the our disclosure controls and procedures are effective to ensure the information required to be disclosed by us in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
There have been no significant changes in our internal controls over financing reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect our internal controls over financing reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2006, we issued 1,000,000 shares of common stock at a price per share of $1.00, together with Common Stock Purchase Warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share, exercisable until August 1011. The four recipients of the common stock and warrants were accredited investors within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these securities. The holders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holders were permitted access to our management for the purpose of acquiring investment information. Due to the holders’ status as accredited and their dealings with development companies generally, we deem the holders sophisticated for the purposes of Section 4(2) of the Act.
In August 2006, we issued 2,974 shares of common stock to an employee pursuant to the cashless exercise of 3,000 stock options. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
In August 2006, we issued 30,000 shares of common stock to Sandia Corporation as pre-payment for royalties due under a License Agreement. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholders took the options for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as a consultant and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
In August 2006, we issued 18,290 shares of common stock in satisfaction of legal fees in the amount of $18,290 due to Gerald Grafe. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as our legal counsel and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
In August 2006, we issued 3,950 shares of common stock to two individuals in payment of consulting services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as consultants and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
In September 2006, we issued 280,000 shares of common stock at a price per share of $1.00, together with Common Stock Purchase Warrants to purchase 140,000 shares of common stock at an exercise price of $2.00 per share, exercisable until September 1011. The three recipients of the common stock and warrants were accredited investors within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these securities. The holders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holders were permitted access to our management for the purpose of acquiring investment information. Due to the holders’ status as accredited and their dealings with development companies generally, we deem the holders sophisticated for the purposes of Section 4(2) of the Act.
In September 2006, we issued 50,000 shares of common stock to the Bennett Group in payment of consulting services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as a consultant and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
Amendment to 2004 Stock Incentive Plan
On November 1, 2006, the Company’s Board of Directors approved an amendment to our 2004 Stock Incentive Plan (the “Plan”) increasing the number of shares authorized and reserved under the Plan from 3,500,000 to 7,500,000.

Item 6.	Exhibits

Number	Description
3.1*	Articles of Incorporation

3.2*	Bylaws

3.3*	Articles of Merger

3.4*	Certificate of Merger

4.1*	Articles of Incorporation (See Exhibit 3.1)

4.2 **	Form of Common Stock Purchase Warrant, April 2006.

10.1*	License Agreement with Sandia; Amendments

10.2*	Lease for 9620 San Mateo

10.3*	Employment Agreement with Tom Anderson

10.4*	Employment Agreement with Walter Aviles

10.5*	2004 Stock Incentive Plan

10.6*	Shareholders Agreement

10.7*	Lock Up Agreement

10.8*	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9*	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10*	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11*	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12*	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

10.13*	Purchase Order from DaimlerChrylser Corporation

Number	Description
10.14*	Purchase Order # 94059 from LockheedMartin Corporation

10.15*	Purchase Order # 96996 from LockheedMartin Corporation

10.16*	Purchase Order # 97860 from LockheedMartin Corporation

10.17*	Purchase Order # Q50601685 from LockheedMartin Corporation

10.18*	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19*	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20*	Purchase Order #24232 from Sandia National Laboratories

10.21*	Purchase Order #27467 from Sandia National Laboratories

10.22*	Purchase Order #117339 from Sandia National Laboratories

10.23*	Purchase Order #250810 from Sandia National Laboratories

10.24*	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

10.25*	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26*	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.27*	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28*	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29*	Intellectual Property License Agreement with Force Dimension LLC

10.30*	Purchase Order with Lockheed Martin dated April 1, 2005

10.31*	Purchase Order with Lockheed Martin dated April 4, 2005

10.32*	Purchase Order with Lockheed Martin dated April 21, 2005

10.33*	Purchase Order with Deakin University dated April 6, 2004

10.34*	Purchase Order with Robarts Research dated September 24, 2004

10.35*	Purchase Order with University of New Mexico dated March 16, 2004

10.36*	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37*	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.38#	Purchase Order with Lockheed Martin dated February 16, 2006

10.39#	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.40#	Purchase Order with Lockheed Martin dated March 3, 2006

10.41**	Form of Subscription Agreement for Securities, April 2006.

10.42##	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.

Number	Description
10.43	Addendum No. 1 to the 2004 Stock Incentive Plan

14#	Code of Ethics

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

#	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

**	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

##	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.
All other exhibits are filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVTIN TECHNOLOGIES, INC.
By:	/s/ TOM ANDERSON
Tom Anderson Chief Executive Officer, President and Chief Financial Officer November 17, 2006