Form 10KSB
period 2006-12-31
NOVINT TECHNOLOGIES INC
filed 2007-04-02
CIK 1282980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51783
NOVINT TECHNOLOGIES, INC.
(name of small business issuer in its charter)

Delaware	85-0461778

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4109 Bryan Avenue, NW, Albuquerque, New Mexico	87114

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (866) 298-4420
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Title of each class	Name of each exchange on which registered

[Common Stock, $0.01 par value per share]	None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for the fiscal year ended December 31, 2006 were $90,109.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $34,707,082 based upon the average bid and asked price listed on the OTC Bulletin Board on March 14, 2007.
Number of Shares outstanding as of March 14, 2007 was 30,441,299.
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
          Novint is a technology development and licensing company in the field of haptics. Haptics refers to your sense of touch. We develop, market and sell products, applications and technologies that allow people to use their sense of touch to interact with computers. Our website address is www.novint.com. Information provided on our website, however, is not part of this annual report and is not incorporated herein.
          We historically derived the majority of our revenue developing professional applications for our customers. We have completed work on a number of contracts with companies such as Aramco, Lockheed Martin, Chrysler, Chevron, Sandia National Laboratories, and Woods Hole Oceanographic Institute. However, we intend to generate future revenues from the sale of the Company’s Falcon product (described in this section, below), the associated “grips”, or handles that are shaped to mirror the application that the product is being used to simulate, e.g. a gun handle, a sword handle, or a steering wheel and the sale or license of the Company’s computer games (designed to be used with the Falcon), and ultimately the license fees from hardware and software companies who support the Falcon. We intend to leverage our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. Using our haptics technology, games and applications will have the crucial missing “third sense” to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software. We have not derived any revenue from the licensure of our technology for consumer console and PC interactive computer games.
The Haptics Technology Experience
          Our computer touch technology allows computer users to realistically feel objects displayed by a computing device using a 3D haptics (or computer-touch) device. A computer user holds onto the handle of a haptics device, which Novint calls a “grip,” which can be moved right-left and forwards-backwards like a mouse, but can also be moved up and down. As the haptics device is moved by the user, it controls a three-dimensional cursor or other pointing icon displayed by the computer (much like a mouse controlling a two-dimensional cursor) and when the cursor makes contact with virtual objects displayed by the computer, the computer registers the contact and updates motors in the haptics device (approximately 1000 times a second) creating feedback to the handle of the haptics device and giving a realistic sense of touch in the user’s hand.
          For example, a user can feel the recoil of a gun that’s been fired, hit a virtual golf ball, swing a sword at an ogre, throw a football, feel weight and textures of objects, cast a spell by moving a wand, or generally interact with objects displayed by a computer in a more realistic manner by including a detailed and realistic sense of touch. We believe that haptics technology adds another sensory component (the sense of touch) to make games, and other applications, more realistic.

Opportunities in the Interactive Computer Game Market
          The interactive computer game market is a very large and rapidly growing market. According to 60 Minutes: “Cyber Athlete Fatality” (aired January 22, 2006) the global game industry in 2007 is projected to be $35 billion. The three primary gaming console companies are Sony (Playstation 3), Microsoft (Xbox 360), and Nintendo (Wii). Novint anticipates developing games and hardware for the console platforms. Novint has developed the Novint Falcon and will be developing complimentary grips as well as a line of games that work with the Falcon as a way to initially enter the interactive computer game market. Novint will initially sell these products directly to consumers over the Internet via the Company’s website.
          Our Interactive Computer Gaming Strategy
     Our interactive computer gaming strategy is based upon the creation of a fundamentally new way users interact when playing interactive computer games — adding the sense of touch. The introduction of games incorporating the sense of touch involves development of both hardware and software. We anticipate licensing our haptics enabled hardware designs in the future to a number of hardware manufacturers to gain support for the technology. At the same time, once developed, we anticipate licensing our computer touch software to a number of game publishers to create many haptics enabled video games or licensing games developed by us to game publishers for distribution. We have not, however, entered into any such licenses at the present time. We will also distribute “mods” to popular third party games in order to drive the acceptance of the Falcon in the marketplace, by creating a haptics enabled version of these games. A “mod” is a modification to an existing game.
Our Haptics Hardware and Software Products
          To capture our share of the consumer game market we will provide the consumer with the two components necessary for consumers to play with and experience haptics as part of their gaming: hardware and software.
          The Novint Falcon
          For the hardware component, Novint has designed and is poised to introduce the Novint Falcon for consumers. The Falcon is the flagship product of the Company that enables the consumer/user to navigate, in a 3D space, the game that they are seeing on the screen, and to feel the elements that they are seeing, including the textures, force, centrifugal force, recoil, etc. The degree to which these elements are felt by the user (the amount of force/impact, weight of an object) will be determined by the game developer to best suit the game play that they intended. In the future, we intend to develop software that will enable the consumer to customize the forces felt in the game.
          Novint intends to create additional hardware devices that work with the Falcon including the handle or “grip” for the device to best mimic the grip that they would be using if they were actually participating in the game they are playing. For example, in a shooting game, we will provide a gun handle to better simulate the role the consumer is playing in the game. The number of grips that the Company has an opportunity to provide is almost limitless. We believe that the consumer will want to purchase several of these grips for each Falcon they purchase. The Company anticipates that users will gain a greater utility and more realistic sense of touch with these grips, as they are paired with the appropriate games.
          The Falcon is designed for consumer retail sales, and is expected to be sold at consumer price points. We acquired rights to the base hardware designs for the Falcon from Force Dimension under our development agreement with them. As part of the transaction with Force Dimension, Force Dimension delivered concept models from which we were able to create a consumer design and initiate manufacturing. Novint has contracted with a design firm, Lunar Design, which worked with the initial concept models to design prototypes that could be manufactured for mass sale and distribution. A working prototype from Lunar Design that can be manufactured for mass sale and distribution was finalized in December of 2005. Our agreements with Lunar Design and Force Dimension are described below. The company has initiated manufacturing of the Falcon, also described below.
          We have had discussions with other hardware manufacturers to license our hardware technology for use on their hardware platforms. These discussions are ongoing and while the Company remains optimistic of their outcome, does not in any way guarantee an agreement with any of these companies will be reached. We have also had discussions with console manufacturers. We believe these manufacturers may want to license our technology as a competitive advantage against other consoles since our technology adds a haptics aspect to the games, differentiating them from other games and we believe, making them more appealing to consumers. These discussions are ongoing and while the Company remains optimistic of their outcome, does not in any way guarantee an agreement with any of these companies will be reached.
          We believe we will be able to successfully leverage our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. We believe the Novint Falcon, coupled with games developed for it, will provide a significant improvement in experience to gamers. It is our intent to encourage a number of manufacturers to embrace and license the technology and, thereby, preemptively establish ourselves as the de facto haptics standard in the industry.
          Sales Strategy
          Novint intends to sell the Company’s products directly to consumers, both online through our web site and through retailers. Novint has discussed selling the Novint Falcon with retailers, but there are no such agreements in place now, nor is there any guarantee there will ever be such agreements.
          Novint continues to work on a product roadmap for the base unit, the Falcon, and the grips and anticipates bringing several versions of each to market over time. The timing of the development of these items and the introduction to the market of these new products will depend in large part upon consumer acceptance and demand for the Falcon, grips and related games.

          Software and Games Development for the Novint Falcon
          For the software component of the solution, we are developing software and games to work with the Falcon. One of the ways that we are creating games to work with the Falcon is through direct in-house development by our technical staff. We have also entered into several contracts with external game developers to create games designed to showcase the haptic features of the Falcon. In that way, we create games from the ground up that fully use the potential of the Falcon. These games may still be licensed to a publisher, as the publisher’s distribution channels can then be utilized for sales, in which case Novint would collect a royalty.
          We are continuing to develop and refine our haptics technologies for gaming use by producing initial games to be packaged with the Novint Falcon, technology demonstrations and sample programs, and an Application Programming Interface (API) to be used with third party developers and publishers. Novint has been and is continuing to develop software used to demonstrate basic, fundamental gameplay incorporating haptics technology. For example, Novint has developed software that demonstrates what it would feel like to throw a basketball, catch a baseball, swordplay, etc. in games. This software forms the basis of Novint’s gaming software and is used to prove the concept of using haptics technology for video game play to game publishers and developers. Novint has expanded on these base technological capabilities and will bundle mini games with the Falcon, access to drivers to run Half-Life 2 (a popular PC game title), and a collection of sports games as part of the base package.
          Another method that we have used to create games is through acquisitions or licenses. We have acquired/licensed several games and are actively looking to acquire/license other games that have gameplay that naturally lends itself to 3D touch interactions, where we can incorporate the Falcon as a controller for the game with the intention to improve the experience of the game.
          When we license a game, we typically do so, such that we have the exclusive rights to sell the game where it uses 3D touch control. In that type of situation, we typically obtain the exclusive license for the 3D touch field of use, obtain source code, and integrate the Falcon as a controller for the game.
          A final way that Novint intends to create games and applications for the Falcon is by licensing our Software Developer’s Kit (SDK) out to game publishers and game developers so that they can incorporate touch into their game, with or without Novint’s help and interaction. In some cases we will provide resident experts to assist their developer teams. After we license our SDK to a developer or publisher we would then collect royalties on those game sales, where the game uses the Novint Falcon. We anticipate that over time, as we grow, the majority of all games developed that support the Falcon will be published by third party publishers, and will be distributed through their distribution channels. To date, we have not yet acquired any such licenses.
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
          We continue to have meetings with a number of game developers and publishers, and expect our discussions with them to continue. Our goal is to enter into many agreements with game publishers and developers, to create additional games that will use our 3D touch technology — both on the Novint Falcon and on third-party hardware platforms where our haptics technology has been embedded under license. We have no licensing agreements at this time.
          Games for the Falcon and Third Party Games — Current Development Initiatives
          To date, we have done our own internal game development, where our software developers have created games that show the power of the Falcon. In these games we have created the art assets (models, animations) both internally and through externally hired artists and companies. Our internally developed games include games where you launch a duck into ponds, shoot an apple off a monkey’s head, smash cockroaches, shoot bad guys, fish, push penguins like shuffle pucks, shoot basketballs, and throw bolas.
          Novint has also contracted with external game developers to create games to our specifications. In many cases, we incorporate the haptic component after receiving the full source for the game. Novint owns the intellectual property rights underlying these games, as well as the rights to distribute and sell the games that are developed in these contracts. These games include a drumming rhythm game, a boat racing game, an underwater shooting game, a rolling game, an airtable hockey game, a homerun hitting game, a motorcycle racing game, a bowling game, a table tennis game, a snowboarding game, and a golf game.
          Novint has also acquired games, or similarly, exclusively licensed the 3D touch field of use for games. After this type of acquisition or license, Novint receives the source code to a game, and then incorporates touch into the game. Sometimes the acquisition or license includes a development contract to modify the game to better fit our needs. These games include a throwing arcade game, a 3D flying game, a 3D puzzle game, a platform jumping game, and a pinball game.
          Manufacturing of the Falcon
          We have entered into a manufacturing agreement with VTech Communications, Ltd., a contract manufacturer in China (the “Vtech Agreement”) for the production of the Falcon for sale to consumers. VTech manufactures the Falcon to our specification and ships the product to us based upon our purchase orders to them. The lead time currently to build these products is about 90 days. The VTech Agreement has a term of eighteen (18) months after the date of the first product delivery to consumer outlets, anticipated to be June 2007. The Agreement will automatically renew every twelve (12) months unless either party gives at least 120 days prior written notice of termination. Under the Agreement, Novint will periodically submit purchase orders to VTech for product delivery. We placed an initial manufacturing order for 5,000 units with VTech in November of 2006, and accepted delivery of the first Falcon units in March of 2007. The balance of the units will arrive in stages before the final product launch which is anticipated to be in June 2007.
          Expected Launch of Our Consumer Game Products
          Novint expects to launch these products and enter the gaming market that will take advantage of this additional sensory component on June 18, 2007. We began accepting pre-orders for the product in January of 2007. However, we have to date not shipped any of these products to consumers. We accepted the initial phase of production of these products from our manufacturing partner in March, 2007. Those products have performed well and we believe the rest of the manufactured products, and the software that we generate, will also perform well, However, the Company has no track record of being able to manufacture these products in significant quantities and distribute them to consumers.
Company History & Development of Haptics Technology
          Our software technology originated at Sandia National Laboratories (“Sandia”), a multi-billion dollar government research laboratory, which was one of the earliest pioneers in the human-computer haptics interaction field. We were granted a 12-yearexclusive license, which is non-exclusive after twelve years, by Sandia that encompasses over five years of pioneering research and development in the field of human-computer haptics interfaces at Sandia. We were the first company in which Sandia received capital stock as part of a licensing agreement. Our CEO, Mr. Tom Anderson was an employee at Sandia.
          The software technology utilizes haptic devices to generate computer touch sensations and interactions. The haptic device technology allows the touch sensations commanded by the software to be felt by users. Initially we applied this technology to professional applications, described below. However, the focus of our development and sales strategy will be in consumer gaming.
History of Novint Haptic Hardware and Technology: Force Dimension and Lunar Design
          In connection with the development of our computer touch or haptic device, we entered into an agreement on January 5, 2004 with Force Dimension, LLC (“Force Dimension”). The agreement consists of an exclusive Intellectual Property License Agreement (“Agreement”) with Force Dimension, a company in the Haptics hardware technologies and products arena. Certain portions of this Intellectual Property are in turn sub-licensed by Force Dimension from Prodex. The Agreement provides us with a sublicense to a hardware patent and an assignment of a pending patent from Force Dimension. The Agreement, in turn, provides Force Dimension a security interest and a general lien in the assigned patent, as well as an irrevocable, exclusive license in the patent that has been assigned to us. We were obligated to make certain milestone payments to Force Dimension as they completed certain milestones under the Agreement.
          On May 10, 2005, the Company amended its contract with Force Dimension, Inc. to provide for: a license fee in the amount of $15,000 due on the effective date; the payment of a milestone payment in the amount of $50,000 within ten days of the contract amendment’s effective date; a license fee in the amount of $50,000 within 30 days of the Company’s initial public offering of stock; and a support and license fee in the amount of $455,000 due no later than January 5, 2006, for all technical and support services rendered to the Company during such time period for total payments of $620,000.
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
          On March 9, 2006 the Company issued 607,500 shares of its common stock to Force Dimensions in full satisfaction of the remaining $465,000 owed as of December 31, 2005. In December of 2006, Novint paid to Force Dimension $50,000 as a prepayment on royalties.
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
          The Agreement requires Novint to pay up to $15 million to Force Dimension, including the amounts above, on a per unit of Licensed Product basis for license fees, royalties and a percentage of product sales. In addition, Novint is entitled to 5% license fees/royalties for any licensed products sold related to the sublicense granted to Force Dimension by Novint. Novint has not recorded any fees related to such arrangement. This Agreement shall terminate upon Novint’s payment in total of $15,000,000 to Force Dimension and payment in full of any other obligations arising pursuant to the terms and conditions of this Agreement.

Prior Third Party Haptic Hardware and Technology
          We had a reseller agreement with SensAble to sell a line of haptic devices called the Phantom.. SensAble owns all of the intellectual property rights with respect to their Phantom Systems. Our reseller agreement with SensAble expired in November 2004. We did not negotiate a renewal of our agreement. We believe that going forward we will not rely on this product as part of our overall sales generation; we are now focused on distribution and sales of the Falcon and related software games. As such, we do not believe that the absence of a reseller agreement, or any discounts we previously enjoyed on the Phantom System, will affect our business operations or prospects. Historically we have not sold many of these devices and our profits on such sales are very minor relative to the total amount of our revenues. Given the development of the Novint Falcon, we will rely on it as our haptic hardware.
Professional Applications
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
     We released another product, our Novint sono system. Our Novint sono system, which allows a parent to “virtually” touch their baby before he/she is even born, was chosen as one of Time Magazine’s Coolest Technologies of the Year in November of 2002. We have sold one Novint sono system. We stopped the development and shipment of the Sono system in the fall of 2006 to provide more focus to our core business.
     We have sold professional application products to Deakin University and University of New Mexico each for a collection of our applications for demonstration purposes as well as sales to various entities for Phantom Haptics devices. Other than that, our revenue has derived mainly from project contracts.
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
          Description of Lockheed Martin Purchase Orders:
          Novint has ten purchase orders and amendments thereto with Lockheed Martin dated June 11, 2002, November 27, 2002, February 7, 2003, June 28, 2004, December 22, 2004, April 1, 2005, April 4, 2005, April 21, 2005, February 16, 2006 and March 3, 2006. Eight of these Purchase Orders have been completed and paid in full.
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
Sandia National Laboratories Contract
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
Various Purchase Orders
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
          Our project revenues are currently $87,014 and $331,752 for the years ended December 31, 2006 and 2005, respectively. Our revenues have been from contracts to develop professional applications using our haptics technology, and related haptics devices, for a number of customers, including Chevron, ARAMCO, Woods Hole Oceanographic Institute, Lockheed Martin Perry Technologies, SensAble Technologies, Sandia National Laboratories, Deakin University and Daimler Chrysler Automotive Corporation. Further, we have sold 22 haptics interface systems (hardware) along with its software. We had net losses of $4,309,701 and $3,386,405 for the years ended December 31, 2006 and 2005, and sustained a subsequent loss from operation in due primarily to our continued research and development activities related to development of the gaming technologies and related haptic devices.
Competition
     In the past 15 years we believe that there have been approximately a dozen companies involved in haptics hardware and/or software development. Most of these companies are hardware developers. We have been focusing many of our efforts on software development, and we believe that we will maintain our lead in the field in software. With respect to hardware, we believe the consumer release of the Novint Falcon (targeted to be priced ultimately under $100 to consumers) will be a significant event in the field of haptics, and will give us a strong competitive advantage in our licensing strategy. We believe that none of our potential hardware competitors have any experience with a consumer 3D haptics enabled device. 3D haptics hardware devices available now retail for approximately $2000 to $15,000. Most of these companies are potential partners.
•	SensAble Technologies (www.sensable.com) is a haptics hardware and software developer. Their first product was the Phantom haptics interface. Their primary application focus is their computer aided design products and other high end uses of haptics technology.. We have performed software development contracts with SensAble.

•	Immersion Corporation (www.immersion.com) is primarily a 1D or 2D haptics (a Haptic computer interaction in which forces are mechanically displayed to a user in 1 or 2 directions of movement; examples are force feedback joysticks and force feedback mice) hardware company. Immersion is a public company, which has acquired other haptics device companies. They have acquired Cybernet, Haptech and Virtual Technologies. Immersion also purchased HT Medical, which is now called Immersion Medical.

•	Reach In Technologies (www.reachin.se) is a Swedish based haptics software company focused on developing medical and oil/gas applications. They have not been aggressive in their growth and their markets, and we believe that they will not emerge as a competitor.

•	MPB (www.mpb-technologies.ca/space/p_freedom6s.html) is a Canadian based haptics hardware company that has developed an interesting high end 3D haptics hardware device, the Freedom 6.

•	Microsoft has several haptic devices that simply vibrate and rumble, such as the control pads for their Xbox systems. We believe our technology offers more features and provides a richer haptic experience for the user.

•	Force Dimension (www.forcedimension.com), in Switzerland, has unveiled their haptics hardware device, the Delta. Force Dimension has been a partner of Novint and helped to develop the Falcon.

•	FCS Robotics (www.fcs-cs.com/robotics/) developed a large workspace haptics device called the HapticMaster. This is another high-end device that can be used with our software.

•	Logitech sells haptics mice, wheels, and joysticks that they licensed from Immersion and that are primarily used for gaming. Logitech’s haptics products are two-dimensional and do not offer as many features as our products will.
Intellectual Property
Patents
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
10. Production of a three-dimensional object representative of an in-utero baby. U.S. Provisional Patent Application 60/842,404, filed September 5, 2006. Describes use three-dimensional and haptic technology to automatically produce three-dimensional objects directly from ultrasound data.

11. Bimodal User Interaction with a Simulated Object. U.S. Patent Applications 11/433,173, filed May 13, 2006. Describes many interface technologies and methods of particular importance to three-dimensional and haptic-enabled computer games. Assigned by Tom Anderson to Novint on November 15, 2006, recorded with USPTO November 22, 2006.
12. Bimodal User Interaction with a Simulated Object. International Application number PCT/US2006/042557. Describes many interface technologies and methods of particular importance to three-dimensional and haptic-enabled computer games.
Copyrights
We own copyrights in application software and application development tools, including:
1. e-Touch, copyright 2000, 2001, 2002, 2003 Novint Technologies, Inc.
2. Novint sono software
3. Mandrin Pinball computer game
4. IncrediBubble computer game
5. Super Slam Ball computer game
We have licenses, exclusive in our fields of use, to application software, including: “Glider” computer game; “Inago Rage” computer game.
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
5. NOVINT FALCON, application for federal Principal Register, 78/561,954.
6. FEELIN IT, application for federal Principal Register, 77075488.
7. NEWTON THE MONKEY, application for federal Principal Register, 77077459.
8. NEWTON’S MONKEY BUSINESS, application for federal Principal Register, 77077460.
Domain Names
We own 145 domain names related to our branding strategy.
Patents from the Sandia License
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
8. Navigation and Viewing in a Multidimensional Space. U.S. Patent Application 11/283,969, filed November 21, 2005. Continuation application of U.S. patent 6,954,899 and others. Claims specific variations on multidimensional navigation techniques.
9. Navigation and Viewing in a Multidimensional Space. U.S. Patent Application 11/244,584, filed October 6, 2005. Continuation application of U.S. patent 6,954,899 and others. Claims specific variations on multidimensional navigation techniques.
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
Other License Agreements
MANHATTAN SCIENTIFICS — We are parties to a License and Royalty Agreement with Manhattan Scientifics dated May 16, 2001, one of our shareholders. We had a prior license agreement with Manhattan Scientifics that provided the initial funding of our development of a web browser and content creation tools to which Manhattan Scientifics had an exclusive license from us for specific internet fields of use. No royalties ever became due under the original agreement by either party and no marketable technologies were ever developed. Under our current agreement with Manhattan Scientifics we granted Manhattan Scientifics an exclusive sub license of our haptics technology, within a specified field of use for “Teneo” and other technologies. Under the agreement, Manhattan Scientifics granted to us, a license to use the “Teneo” technology that relates to dental training interfaces and oil and gas visualization applications. Manhattan Scientifics also assigned back to us the internet fields of use that were the subject of the first (prior) agreement. No royalties have been paid by either party pursuant to this license to date. No marketable technologies have yet been developed under this agreement. The agreement provides that we would pay to Manhattan Scientifics 5% of the net revenues we derive from the use or sale of the “Teneo” technology. In addition, the agreement provides that Manhattan Scientifics will pay to us 5% of the net revenues they derive the use of sale of the technology that is the subject of the sub license granted to them. No such revenues have been derived by either party and accordingly, no royalty payments are due or owing by either party. The term of the license granted under the current agreement is intended to be perpetual. In connection with our agreements with Manhattan Scientifics, Manhattan Scientifics has received an aggregate of 4,067,200 shares of Novint common stock, and Novint has received an aggregate of 1,000,000 shares of Manhattan Scientifics’ common stock.
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
Research and Development
     Research and development expenses were $496,844 and $1,341,710 for the years ended December 31, 2006 and 2005, respectively.
Employees
     As of March 15, 2007 Novint has 12 full time employees and 4 consultants.

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
Capital Raising Efforts
          In March 2007, the Company completed an equity financing round of $9,000,000 through the sale of units comprised of common stock and warrants. The Company may sell an additional $1,000,000 of units to a strategic investor under the terms of the controlling agreements. The financing was disclosed and described on the Company’s Current Report on Form 8-K file with the SEC on March 9, 2007. While the Company historically has raised sufficient capital to operate, there can be no assurance that the Company will be able to raise sufficient capital in the future, when needed, on terms acceptable to the Company, if at all.
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
          Currently, 100% of our revenues are derived from a few customers. Until and unless we secure customer relationships with substantially more customers and until we begin our consumer sales of the Falcon and related products, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers. Dependence on a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us; however we do not foresee remaining dependent on our professional applications services for revenue going forward. During the years ended December 31, 2005 and 2006, our revenues were derived from four key professional applications customers. The following is a list of such customers representing 10% or more of our revenues for the years ended December 31, 2005 and 2006:

	12/31/05		12/31/06
Aramco	$77,142	21%	$12,672	14%
Sandia National Laboratories	$48,545	13%	$0	0%
Lockheed Martin Perry	206,065	57%	$74,342	83%

WE ANTICIPATE THAT OUR EXPENSES WILL DRAMATICALLY INCREASE TO EXECUTE OUR BUSINESS PLAN. THUS WE MAY EXPERIENCE LOSSES IN THE NEAR FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.
          Our operating losses were $3,113,722 and $4,097,695, respectively, for the 12 month periods ended December 31, 2005 and 2006. Our accumulated deficit as of December 31, 2005 and 2006 was $8,168,232 and $12,648,907, respectively. Our operating expenses totaled $4,084,402 for the 12 month period ending December 31, 2006, compared to $3,296,657 for the 12 month period ended December 31, 2005. We anticipate that our expenses will dramatically increase as we continue to leverage our computer touch technology and to acquire rights to a new 3D haptics interaction device to exploit opportunities in the consumer console and PC interactive computer gaming industry. If our revenues do not grow significantly or if our operating expenses exceed expectations, we may not achieve or maintain profitability.
OUR HISTORICAL FINANCIAL INFORMATION DOES NOT REFLECT OUR CURRENT PRIMARY BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH. HISTORICALLY, OUR PRIMARY BUSINESS IS CONTRACTING FOR THE DEVELOPMENT OF PROFESSIONAL APPLICATIONS OF OUR TECHNOLOGIES FOR OUR CUSTOMERS. HOWEVER, OUR PRIMARY STRATEGY FOR ACHIEVING GROWTH IS DEVELOPMENT OF OUR TECHNOLOGIES FOR COMPUTER GAMING USE.
          Historically, we have derived the substantial majority of our revenue from development contracts. For the 12 month periods ended December 31, 2006 and 2005 97% and 92%, respectively, of our revenues were from development contracts. While we anticipate that royalty revenue from licensing our technologies and sales of products that we plan to develop, such as the Falcon and related games, will constitute the majority of our revenue, such royalty and sales revenue may not increase and may decrease in the future. Accordingly, we cannot predict our future revenues based on historical financial information.
WE WILL DEPEND ON PRODUCT SALES AND LICENSEES TO GENERATE ROYALTY REVENUE AND WE MAY NOT BE ABLE TO SELL A SUFFICIENT NUMBER OF PRODUCTS OR ATTRACT ANY OR A SUFFICIENT NUMBER OF LICENSEES. WE CURRENTLY DO NOT HAVE ANY LICENSEES.
          Our primary business strategy with respect to leveraging our computer touch technology to exploit opportunities in the consumer console and PC interactive computer gaming industry is to license our intellectual property to companies that manufacture and sell haptics-enabled products (both hardware and software) and to manufacture and sell our products directly and through retailers. For us to be successful, we will have to attract licensees and our licensees must manufacture and distribute haptics-enabled products in a timely fashion and generate consumer demand through marketing and other promotional activities. We may not be able to attract any or a sufficient number of licensees to generate a significant amount of royalty revenue. If we are not able to attract any or a sufficient number of licensees or our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenue with respect to that business segment will not grow. Additionally, we will have to attract retailers who will sell our products to consumers at price points that provide us with revenue. If we are not able to attract a sufficient number of retailers, and if the retailers do not sell to consumers in sufficient quantity or at prices which generate revenues we may be unable to succeed in the gaming applications we have developed.
WE HAVE ESTABLISHED A DIRECT MANUFACTURING CONTRACT AND DIRECT SOFTWARE DEVELOPMENT CONTRACTS; THESE ARE AREAS IN WHICH WE HAVE LITTLE EXPERIENCE.
          Much of our growth will come from sales in the video game market. To facilitate this part of our strategy we entered into a direct contract manufacturing agreement with VTech Communications, Ltd. in China, in 2006. We are developing our own initial game programs to be packaged with the Falcon. We do not have experience or a track record for creating hardware products or interactive video and computer games. We cannot be sure that the games we develop will appeal to consumers or enhance the sales of the Novint Falcon. In addition, there will be additional risks such as cash flow management, financing materials, and coordinating product distribution and fulfillment either internally or by contract, all of which we have no experience in. If we expend significant resources on these initiatives and are not successful, our business and results of operations could be negatively impacted and the value of our securities could decline.
DEMAND FOR PRODUCTS THAT INCORPORATE OUR TECHNOLOGIES ARE GENERALLY SEASONAL AND FAILURE TO DELIVER PRODUCTS TO TAKE ADVANTAGE OF YEAR END HOLIDAY SEASON DEMAND COULD SUBSTANTIALLY IMPACT ROYALTY REVENUE GENERATED, IF ANY, FROM PRODUCTS THAT INCORPORATE OUR TECHNOLOGIES.
          Peak demand for products that incorporate our technologies, especially in the gaming market, typically occurs in the fourth calendar quarter as a result of increased demand during the year-end holiday season. If we or our licensees do not succeed in shipping licensed products in a timely fashion or fail to achieve strong sales in the second half of the calendar year, it would impact our revenues. We do not have experience in distributing our own product and we do not control or influence the degree to which our licensees promote our technologies or the prices at which they sell products incorporating our technologies. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or generate meaningful revenue for us.
IF RETAILERS DO NOT PURCHASE OUR PRODUCT AND GENERATE SALES TO CONSUMERS IT WILL BE DIFFICULT FOR US TO EXECUTE OUR BUSINESS STRATEGIES AND WE MAY NOT ACHIEVE OUR REVENUE GROWTH.
          An important part of our strategy is to create market acceptance for the Falcon product, and future products and games we may develop, that will generate revenues for us. These potential sales are important not only to generate revenue but to create consumer awareness of our products and create a desire on the part of third party game and hardware developers to enter into license arrangements with us that will similarly generate revenues. If we cannot generate consumer and potential licensee interests, we will not generate sufficient revenues to support our continued operations or expand our product lines.

IF THE CONTRACT MANUFACTURER WE HAVE ENTERED INTO AN AGREEMENT WITH FAILS TO DELIVER PRODUCT ON TIME, OR DELIVERS PRODUCT THAT IS FAULTY WE MAY NOT ACHIEVE OUR REVENUE GROWTH.
          We have entered into a manufacturing agreement with VTech Communications, Ltd. to manufacture the Falcon accordingly to our specifications. We have submitted one purchase order to VTech but anticipate submitting additional orders as demand grows. While we believe that VTech will fulfill our orders timely and to specification, we cannot assure that there will not be delays. If we are unable to have our products manufactured and delivered timely and to specifications, we may lose sales and we may be unable to generate revenues.
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
          Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. In addition, a portion of our intellectual properties are licensed from Sandia, one of our stockholders. If our company or Sandia is not successful in protecting and enforcing their respective intellectual property rights, our ability to obtain future licenses and royalty revenue could be impaired. In addition, if a court limits the scope, declares unenforceable or invalidates any of our or Sandia’s intellectual properties, current licensees may refuse to make royalty payments or may themselves choose to challenge one or more of our intellectual property rights. Also it is possible that:
•	Sandia’s or our patents may not be broad enough to protect our proprietary rights;

•	Sandia’s or our patents could successfully be challenged by one or more third parties, which could result in our or Sandia’s loss of the right to prevent others from exploiting the inventions claimed in those patents;

•	current and future competitors may develop alternative technologies that are not covered by Sandia’s patents; and

•	effective patent protection may not be available in every country in which our licensees do business.
     Our company and Sandia also rely on licenses, confidentiality agreements and copyright, trademark and trade secret laws to establish and protect their proprietary rights. It is possible that:
•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our or Sandia’s technologies or deter others from developing similar technologies;

•	“shrinkwrap” and “clickwrap” license agreements upon which we will rely to protect some of our software will not be signed by the user and may not be enforceable under the laws of all jurisdictions;

•	other companies may claim common law trademark rights based upon state or foreign laws that precede federal registration of our trademarks;

•	current federal laws that prohibit software copying provide only limited protection from software pirates, and effective trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries; and

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, particularly overseas.

IF WE ARE UNABLE TO DEVELOP NEW LICENSE RELATIONSHIPS, OUR REVENUE GROWTH MAY BE LIMITED.
          A big part of our projected revenue growth depends on our ability to enter into license arrangements. Particularly with respect to those licenses which involve the implementation of our hardware components or software games, we face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding and supporting our relationships with our current licensees. These risks include:
•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of potential licensees;

•	difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology and to disclose to us proprietary product development and other strategies; and

•	difficulties in persuading potential licensees to bear development costs to incorporate our technologies into their products.
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
WE INTEND TO UTILIZE THIRD PARTY MANUFACTURERS TO PRODUCE AND DISTRIBUTE HAPTICS INTERFACE HARDWARE DEVICES. ANY DELAYS IN DELIVERY OF THE HAPTICS INTERFACE HARDWARE DEVICES, QUALITY PROBLEMS OR COST INCREASES WITH RESPECT TO SUCH MANUFACTURERS COULD CAUSE US TO LOSE CUSTOMERS AND COULD ADVERSELY AFFECT OUR REVENUE FROM OUR GAMING BUSINESS.
          We intend to utilize third party manufacturers to produce and distribute haptics interface hardware devices such as game controllers. We will have limited control over delivery schedules, quality assurance, manufacturing capacity, yields, costs and misappropriation of our intellectual property. Any delays in delivery of the haptics interface hardware devices, quality problems or cost increases could cause us to lose customers and could adversely affect our relationships with our licensees.
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
WE ANTICIPATE RAISING ADDITIONAL CAPITAL IN THE FUTURE. FAILURE TO RAISE SUFFICIENT CAPITAL WILL LIMIT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.
          We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the future to carry out our business strategy. We cannot be certain that any financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to expand our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.
OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS HAVE SIGNIFICANTSHAREHOLDINGS, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS.
          Our current directors, officers and more than 10% stockholders, as a group, beneficially own approximately 25.7% of our outstanding common stock. Acting together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors and mergers or other business combinations. Provisions in our Delaware certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.
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
OBTAINING A LICENSE FROM HARDWARE MANUFACTURERS WILL BE REQUIRED TO PUBLISH ANY INTERACTIVE COMPUTER GAME TITLES ON THEIR PLATFORM. WE HAVE NOT OBTAINED SUCH LICENSE AND MAY NOT BE ABLE TO OBTAIN SUCH LICENSE ON ACCEPTABLE TERMS, OR AT ALL.
          We will be required to obtain a license to develop and publish titles for each hardware platform for which we will develop and publish titles. Hardware manufacturers, including Sony (PlayStation, PlayStation2, and Playstation 3), Nintendo (GameCube and Wii) and Microsoft (Xbox and Xbox 360) require that we obtain approval for the incorporation of our technologies on their platforms. Such manufacturers are large companies with substantial financial resources and will be able to impose a very manufacturer favored agreement. We cannot assure that we will be able to obtain such licenses on acceptable terms, or at all.
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
WE HAVE DISCONTINUED THE SALE OF OUR NOVINT SONO PRODUCT
          Our Novint sono product was not carried in very many ultrasound centers. As a result, we have determined to discontinue this product. We did not believe that the sono product line would be a substantial contributor to the revenue and earnings generation of the Company. The sono product would have been dilutive to our efforts to focus on computer gaming. We cannot assure however that any loss in revenue from the discontinuance of the sono products will not harm our revenue growth.
THE MARKET FOR OUR COMMON STOCKMAY NOT BE LIQUID.
          Our common stock is and may continue to be thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Further, there is no assurance that our common stock may be listed on any stock exchange or even qualify to be quoted on the over-the-counter bulletin board going forward. Failure to do so may make it very difficult to sell our common stock.
OUR PRIOR EXTERNAL AUDITORS DETERMINED THAT A MATERIAL WEAKNESS RELATED TO OUR INTERNAL CONTROLS AND PROCEDURES EXISTED
          As part of the December 31, 2004 and 2003 audits, we were advised by our former independent registered public accounting firm, Grant Thornton LLP, that there were certain material weaknesses in internal controls and procedures related to the financial reporting process at December 31, 2004, and through the interim periods reviewed through September 30, 2005. As a result, for the year ended December 31, 2004, audit and review of quarterly financial information through September 30, 2005, Grant Thornton LLP proposed, and Novint recorded, numerous adjusting journal entries and additional disclosures to correct the financial statements. Management believes that it has taken sufficient steps necessary to correct its internal control and procedures related to the financial reporting process. The Company’s current independent registered public accounting firm, AJ Robbins PC, has not notified the Company of any material weaknesses in internal controls and procedures related to the financial reporting process at December 31, 2005 and December 31, 2006.
ITEM 2. DESCRIPTION OF PROPERTY
     We do not own any real estate and we currently do not have a central office. All of our employees work remotely from their homes or other offices. Our address is 4109 Bryan Avenue, NW, Albuquerque, New Mexico 87114.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol NVNT. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.
Quarterly Common Stock Price Ranges
QUARTER ENDED 2006
HIGH LOW

March 31, 2006	N/A	N/A
June 30, 2006	N/A	N/A
September 30, 2006	$1.35	$0.53
December 31, 2006	$1.50	$0.80
QUARTER ENDED 2005
HIGH LOW

March 31, 2005	N/A	N/A
June 30, 2005	N/A	N/A
September 30, 2005	N/A	N/A
December 31, 2005	N/A	N/A
     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
Sales of Unregistered Securities
          In October 2006, we issued 126,450 shares of common stock and stock warrants to purchase 63,225 shares of common stock at an exercise price of $2.00 per share, exercisable for ten years, in satisfaction of legal fees outstanding in the amount of $126,450. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as our legal counsel and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
          In October 2006, we issued 10,000 shares of common stock in payment of consulting services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as consultants and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
          In October 2006, we issued 500,000 shares of common stock at a price of $1.00 per share, together with Common Stock Purchase Warrants to purchase 750,000 shares of common stock at an exercise price of $1.00 per share, exercisable for ten years. The two recipients of the common stock and warrants were accredited investors within the meaning of Regulations D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as accredited investors and their dealings with companies similar to ours, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In November 2006, we issued 100,000 shares of common stock at a price of $1.00 per share, together with Common Stock Purchase Warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share, exercisable for ten years. The recipient of the common stock and warrants was an accredited investor within the meaning of Regulations D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as accredited investors and their dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
          In December 2006, we issued 87,500 shares of common stock to two consultants in payment of consulting services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as consultants and their dealings with companies similar to ours, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.
          In December 2006, we issued an option to our Director, Mr. Marvin Maslow, for the purchase of 1,500,000 shares of common stock. The option is exercisable at a price per share of $0.90, and the right to exercise the option will vest over time. The option was granted under the company’s stock and option plan. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these options. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options. The shareholder is a member of our management. Due to the shareholders’ status and his dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.
Holders
     We currently have 239 record holders of our common stock.
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
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
          Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the company with the securities and exchange commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company’s actual results and could cause the company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack of resources to maintain the company’s good standing status and requisite filings with the securities and exchange commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.
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
          Although we continue our operations in professional applications for our customers, we will begin to focus more of our attention in leveraging our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. Using our haptics technology, games and applications will have the crucial missing “third sense” to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software. Our haptic technology and related hardware for consumers will become the focus our our operations which we will devote majority of our resources to further developing, seeking new business relationships in the video game software developers and hardware manufacturers. We believe our haptic technology will be ready to market to consumers in latter part of the 2nd quarter of 2007 possibly generating revenues as early as the 3rd quarter of 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our audited financial statements for the year ended December 31, 2006, and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2006 or through March 20, 2007. However, we are evaluating how improvements in processes and other changes in haptics technology and our emerging video games business may impact revenue recognition policies in the future.
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
          STOCK BASED COMPENSATION — We account for stock based compensation in accordance with SFAS 123(R), Share-Based Payment which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, related to a Employee Stock Purchase Plan based on the estimated fair values. We have used stock option awards in the past and continue to use them as a means of rewarding our employees and directors for their continued commitment and efforts in helping us execute our overall business plans.

RECENT ACCOUNTING PRONOUNCEMENTS
          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.
          In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.
          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.
          In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.
          In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company has chosen to adopt this FSP early. The effects for early the adoption of this pronouncement in 2006 resulted in an additional expense of $40,000.
          RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005.
          REVENUES. During the year ended December 31, 2006, we had revenues of $90,109 as compared to revenues of $362,097 during the year ended December 31, 2005, a decrease of approximately 75%. During the year ended December 31, 2005, our revenues were principally derived from the development of professional applications for customers such as Lockheed Martin Perry, Sandia National Laboratories and Aramco. In 2006, we redirected much of our attention in the development and completion of our haptics technology and hardware platforms for consumers. However, we still generated revenues during 2006 from developing professional applications but not at the level of the prior year. We will still continue to provide development of professional applications in future years but not at the level as prior years since we believe our future growth will be centered around our haptics technology and hardware platform for consumers.
          COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of Goods Sold, which consists of materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $63,402 for the year ended December 31, 2006, compared to $179,162 for the year ended December 31, 2005. Our average gross profit percentage on contract activity was approximately 27% for the year ended December 31, 2006, compared to 49% for the year ended December 31, 2005. The decrease in gross profit percentage resulted as the contracts in 2006 were negotiated at a lower margin—time and materials.

          RESEARCH AND DEVELOPMENT EXPENSES Research and development totaled $496,844 for the year ended December 31, 2006 compared to $1,341,710 for the year ended December 31, 2005, a decrease of $844,866 or 63%. Our research and development fees for 2006 decreased primarily to the majority of the development of our haptic technology having occurred in 2005 and because we reached technological feasibility and the additional amounts are now capitalized.
          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $3,329,351 for the year ended December 31, 2006, compared to $1,707,166 for the year ended December 31, 2005, an increase of $1,622,185 or 97%. The increase in general and administrative expenses compared to the prior year was primarily related to business and professional fees totaling $1,729,946 for business development consulting and placement agent fees related capital raised during 2006. We do not anticipate incurring such large business development and professional fees for 2007.
          SALES AND MARKETING EXPENSE Sales and marketing expense totaled $151,680 for the year ended December 31, 2006 compared to $124,255 for the year ended December 31, 2005, a increase of $27,425 or 22%. The increase was primarily contributed to a additional time spent on marketing to customers in developing professional applications and promoting our haptics technology. We aniticipate sales and marketing to increase in 2007 as we bring our haptic technology out to market during latter part of the 2nd quarter of 2007.
          LOSS FROM OPERATIONS: We had a Loss from Operations of $4,097,695 for the year ended December 31, 2006, compared to a Loss from Operations of $3,113,722 for the year ended December 31, 2005. Our net losses have increased as a result of the increase in our operating expenses as described above.
          NET LOSS. We had a net loss of $4,309,701, or $0.24 per share, for the year ended December 31, 2006, compared to $3,386,405, or $0.23 per share, for the year ended December 31, 2005. While there was an increase in the loss from operations, the interest expense decreased approximately $60,000.
LIQUIDITY AND CAPITAL RESOURCES
          As of December 31, 2006, we had a total cash balance of $255,468. Our cash flow from operating activities for the year ended December 31, 2006 resulted in a deficit of $1,810,308 compared with a deficit of $2,008,946 in the same period of the prior year. Our cash flow from investing activities for the year ended December 31, 2006 resulted in a deficit of $586,851 compared with a deficit of $3,355 in the same period of the prior year. Our cash flow from financing activities for the year ended December 31, 2006 resulted in a surplus of $2,610,500 compared to a surplus of $725,000 in the same period of the prior year. Overall, our cash increased by approximately $213,000 during 2006.
          Novint closed funding rounds in 2006 in which we raised $2,510,500 (net of offering costs of $14,500) through the sale of common stock and warrants. We have used a significant portion of the sources of cash to pay off certain liabilities including notes payable, offering costs and salaries. On March 5, 2007, we successfully raised $9 million through an equity sale agreement involving the sale of shares of common stock and warrants the proceeds of which are more than sufficient to support our operations beyond twelve months. The March 5, 2007 equity agreement allows for the sale of an additional $1 million of stock and warrants prior to March 30, 2007 to a strategic investor. This recent equity raise should allow us further develop our haptics technology, and seek and develop partnerships with game publishers and hardware manufacturers that will utilize our haptics technology. Novint will also utilize these funds, in part, to increase customer awareness and demand and to drive sales. The Company will support these activities by adding corporate infrastructure, in terms of customer fulfillment and support. These activities will more than likely increase the current monthly burn rate to an estimated average of $350,000 to $400,000, from June 2007 through December 2007. Additionally, Novint will increase its spending on inventory for finished hardware products. The Company estimates that it will utilize an additional 3 million dollars to fund the manufacturing of these products. The Company is also in discussions with banking institutions to establish lines of credit for potential operating cash flow needs dependent upon our overall future sales and demand for the haptics technology. This element will further increase the Company’s ability to utilize cash on hand to extend its operations without having to raise additional capital.
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
ITEM 8A. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures . Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President, and CFO believe:
(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures are effective.
     (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.
ITEM 8B. OTHER INFORMATION
     The Company was not required to disclose information on Form 8-K that it did not report on a Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     The directors and executive officers of the Company and their ages at December 31, 2006 are as follows:

Name	Age	Position Held	Officer/Director since
Tom Anderson	32	Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board and Director	2000
Walter Aviles	47	Chief Technical Officer	2001
Marvin Maslow	69	Director	2000
V. Gerald Grafe	43	Director	2006
     The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.
Biographical Information
     Tom Anderson — CEO, President, Acting CFO, and Chairman of the Board. Tom Anderson, our CEO, President and Chairman of the Board, is one of the earliest pioneers in 3D touch software. He has led Novint since its inception and has been responsible for overseeing all aspects of its business development. He began his work on computer touch more than ten years ago at Sandia National Laboratories using the first PHANTOM (the first haptics device of its kind) ever sold. Mr. Anderson was the inventor and principal investigator during the five-year computer touch project at Sandia responsible for developing the technology and applying it to important problems. Mr. Anderson then worked to obtain an exclusive license to the Sandia Technology for Novint Technologies. From 1998 to 2000, Mr. Anderson was a member of the technical staff at Sandia National Laboratories. His responsibilities included software programming and haptic project development. Sandia National Laboratories is a DOE National Research Laboratory. From 2000 to the present, Mr. Anderson serves as the CEO of Novint Technologies, Inc., responsibilities include all aspects of running the company including overseeing product and project development, business development, legal, accounting, hiring, management of employees, and company operations. Mr. Anderson has a BS in Electrical Engineering, Magna Cum Laude, from the University of New Mexico, and an MS in Electrical Engineering from the University of Washington, where he studied both computer interface technology and business management.
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
     Marvin Maslow — Director. Marvin Maslow is the first board member after Tom Anderson, and is the CEO of our principal investor, Manhattan Scientifics. Mr. Maslow has provided a strong guiding hand in our early growth. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc. From 1999 through 2002, Mr. Maslow served as a director of NMXS.com, Inc. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow is the Chairman of the Board of Manhattan Scientifics, Inc., a publicly traded company which is also one of our shareholders.
     V. Gerald Grafe — Director. V. Gerald Grafe is a member of our board. Mr. Grafe is a founder of Hisey Grafe, PC, a law firm focused on emerging companies, emerging technologies, and intellectual property. Mr. Grafe provides strategic consulting, legal counsel, and intellectual property services for a select group of companies. Mr. Grafe has helped guide the formation and funding of numerous startups, has represented early stage companies in numerous transactions with giants in their respective fields, and serves as the corporate secretary of several companies. Mr. Grafe became general counsel of InLight Solutions, Inc., in 2002, where he also helped architect the creation of three venture-funded spinouts. Prior to joining InLight, Mr. Grafe was employed at Sandia National Laboratories, serving first as a researcher in advanced computing, and then as an attorney in the patent and licensing organization (where he wrote and prosecuted Sandia’s first haptics patents). Mr. Grafe has a B.S. in Electrical Engineering, summa cum laude, from Texas A&M University, an M.S. in Electrical and Computer Engineering from the University of New Mexico, and was first in his class when receiving the J.D. degree from the University of New Mexico.
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
Compliance with Section 16(a) of The Exchange Act
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. On December 12, 2006, we issued options to purchase 1,500,000 shares of our common stock to Mr. Marvin Maslow who is one of our directors. The Section 16(a) filing requirement for this issuance was not timely filed. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, all of the Company’s other officers, directors and greater than ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements since the date our Registration Statement on Form SB-2 was declared effective — February 6, 2006.
Audit Committee
     We currently have a separately designated Audit Committee. Our audit committee is comprised of Mr. Marvin Maslow, a director, and Mr. Ralph Anderson, who is not a director, or employee, or consultant to the company. We believe Mr. Anderson is a “financial expert” as that term is defined by the SEC.
The purposes of the audit committee are:
•	to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;

•	to oversee the independent auditors’ qualifications and independence;

•	to oversee the performance of our independent auditors;

•	to oversee our systems of internal controls regarding finance,

•	accounting, legal compliance and ethics that management and the Board of Directors has established or will establish in the future;

•	to establish procedures for the receipt, retention and treatment of employees and executives;

•	complaints regarding accounting, internal controls, and other auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	to provide an open avenue of communication among the independent auditors, financial and senior management, the internal auditing department, and the board of directors, always emphasizing that the independent auditors are accountable to the audit committee; and

•	to perform such other duties as are directed by the board of directors.
Code of Ethics
     The Company adopted a Code of Business Conduct and Ethics as of March 31, 2006, which applies to all employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
ITEM 10. EXECUTIVE COMPENSATION
Summary of Compensation
     The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2006. The following table summarizes all compensation for fiscal year 2006 earned by our Chief Executive Officer, and Novint’s two most highly compensated executive officers who earned more than $100,000 in fiscal year 2006.
SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
						Incentive Plan	Compensation
				Stock Awards	Option Awards	Compensation	Earnings	All Other
Name and principal position	Year	Salary ($)	Bonus ($)	($)	($)	($)	($)	Compen-sation ($)	Total ($)

Tom Anderson, Chief Executive Officer, Chief Financial Officer and Director	2006	$150,000	—	—	—	—	—	—	$150,000

Walter Aviles, Chief Technical Officer	2006	$155,000	—	—	—	—	—	—	$155,000
The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Equity
incentive
								Equity	plan
								incentive	awards:
								plan	Market or
								awards:	payout
			Equity					number of	value of
			Incentive Plan				Market	unearned	unearned
	Number of	Number of	Awards: Number			Number of	value of	shares,	shares,
	securities	securities	of Securities			shares or	shares or	units or	units or
	underlying	underlying	underlying			units of	units of	other	other
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	rights that	rights that
	options (#)	options (#)	unearned	exercise	expiration	have not	have not	have not	have not
Name	Exercisable	Unexercisable	options (#)	price ($)	date	vested (#)	vested ($)	vested (#)	vested ($)

Tom Anderson (1)	3,000,000	—	—	$0.05	6/14/2012
Tom Anderson (2)	200,000	300,000	—	$0.66	6/10/2014
Walter Aviles (1)	81,515	—	—	$0.01	11/1/2010
Walter Aviles (1)	705	—	—	$0.01	11/1/2011
Walter Aviles (1)	1,100,000	—	—	$0.05	6/14/2012
Walter Aviles (3)	400,000	600,000	—	$0.66	6/14/2014

(1)	This option was fully vested as of December 31, 2006.
(2)	100,000 options vest each year on June 10 starting June 10, 2005.
(3)	200,000 options vest each year on February 18 starting February 18, 2005.
Stock Options
There were no stock options granted to executive officers during the fiscal year ended December 31, 2006 and there was no exercise of incentive stock options during the last completed fiscal year by the executive officers.
Director Compensation
The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.
DIRECTOR COMPENSATION

Change in
Pension
				Non-	Value and
	Fees			Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)	Total ($)

Ed Barsis, former director	—	—	—	—	—	—	—

Marvin Maslow (1)	—	—	$1,335,000 (4)	—	—	$75,000 (3)	$1,214,434

V. Gerald Grafe (2)	—	$15,000 (5)	—	—	—	$103,817 (2)	$118,817

(1)	The aggregate number of stock awards and option awards issued to Mr. Maslow and outstanding as of December 31, 2006 is 0 and 1,750,000, respectively.

(2)	The aggregate number of stock awards and option awards granted to Mr. Grafe and outstanding as of December 31, 2006 is 13,637 and 0, respectively. Mr. Grafe is a shareholder and practicing attorney at the law firm Hisey Grafe, P.C. (the “Firm”), which represents Novint on intellectual property and other related matters. The Firm accrued $103,817 in legal fees in 2006. Mr. Grafe was issued 43,290 shares of common stock as payment for $43,290 of these legal fees.

(3)	Compensation earned for fund raising and investor relations services provided to Novint.

(4)	The value of the option award was calculated using the Black-Scholes option pricing model based on the following assumptions: weighted average life of 10 years; risk-free interest rate of 5.25%; volatility rate of 146%; and fair market value of $0.90 per share at date of grant.

(5)	We granted 13,637 shares to Mr. Grafe on September 20, 2007. The value of the stock award was calculated based on the aggregate grant date fair value computed in accordance with FAS 123R.

Long-Term Incentive Plan Awards
     We do not currently have any long term incentive plans.
Compensation of Directors
     We have a director agreement with V. Gerald Grafe providing that Mr. Grafe will be compensated for each year of service, at his election, either (i) shares of the Company’s common stock having an aggregate fair market value of $15,000 or (ii) options to purchase common stock of the Company having an aggregate fair market value of $15,000 with an exercise price equal to the fair market value at the time of the option grant. Mr. Grafe will also receive shares or options in the manner described above having an aggregate fair market of $1,000 for each meeting of the Board of Directors Mr. Grafe attends.
     There are no other director agreements between the Company and any other board member. The remaining directors do not generally receive cash compensation for their services as directors, but are to be reimbursed for expenses incurred in attending board meetings. There is no expressed cap for such expenses and Novint will reimburse all such reasonable expenses incurred by its directors.
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
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 14, 2007 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our director and executive officer, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 4109 Bryan Avenue, NW, Albuquerque, New Mexico 87114.

		Amount and Nature
		of Beneficial		Percent
Title of Class	Name and Address of Beneficial Owner	Ownership (1)		of Class (6)
Common	Tom Anderson	6,540,118	(2)	19.4%*
Common	Walter Aviles	1,782,220	(3)	5.5%*
Common	V. Gerald Grafe	166,169	(4)	*
Common	Marvin Maslow	850,000	(5)	2.7%
Common	Manhattan Scientifics, Inc.	1,743,498		5.7%
Common	Dean R. Danielson	1,814,773	(7)	6.0%
Common	Walter M. Zierman	3,118,939	(8)	9.9%
Common	RAB Special Situations (Master) Fund Limited	2,106,000	(9)	6.8%
Common	AIGH Investment Partners, LLC	2,800,000	(10)	8.8%
Common	Paul Packer	2,300,000	(11)	7.3%
	All officers and directors as a group (4 persons)	10,038,507		25.7%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 14, 2007, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes an option to purchase 3,000,000 shares of our common stock at an exercise price of $0.05 per share and an option to purchase 200,000 shares of our common stock at an exercise price of $0.66 per share. Under this option, 100,000 additional shares vest on June 10, 2007, June 10, 2008 and June 10, 2009. Also includes a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share. Inclusion of the warrant shares assumes the warrants will be exercisable within 60 days of March 14, 2007 based upon the filing and acceptance of the Amended and Restated Certificate of Incorporation with the State of Delaware within the same time period.

(3)	Includes options to purchase 82,220 shares of our common stock at an exercise price of $0.01 per share; 1,100,000 shares of our common stock at an exercise price of $0.05 per share; and 600,000 shares of our common stock at an exercise price of $0.66 per share. Under the last option, 200,000 additional shares vest on February 18, 2008 and February 18, 2009.

(4)	Mr. Grafe is a Director and owns 141,169 shares of our common stock and a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.50.

(5)	Mr. Maslow is a Director of Novint and is the CEO of Manhattan Scientifics which owns 1,743,498 of our common stock. Includes an option to purchase 100,000 vested shares at an exercise price of $0.66 per share. Under this option up to the amount of 50,000 shares will vest annually on June 10 of each year until 2009. Also includes an option to purchase 750,000 vested shares at an exercise price of $0.90 per share. Under this option, 500,000 additional shares vest on December 31, 2007 and 250,000 additional shares vest on December 31, 2008.

(6)	Percentages are based on 30,441,299 shares of common stock issued and outstanding on March 14, 2007 plus options, warrants or convertible securities exercisable or convertible by directors and executive officers in the group within 60 days of March 14, 2007.

(7)	Mr. Danielson’s address is P.O. Box 3462, Coeur D’Alene, Idaho 83816.

(8)	Includes warrants to purchase 1,025,000 shares of our common stock, 425,000 shares at an exercise price of $2.00 per share, 150,000 shares at an exercise price of $1.01 per share, and 450,000 shares at an exercise price of $1.00 per share. Also includes 1,881,818 shares held as trustee for the Zierman Living Trust and the Walter M. Zierman DDS PA Age-Weighted Profit Sharing Plan and Trust. Mr. Zierman’s address is 1058 Camino Manana, Santa Fe, New Mexico 87501.

(9)	Includes warrants to purchase 702,000 shares of our common stock at an exercise price of $2.00 per share. The address for RAB Special Situations (Master) Fund Limited (“RAB”) is P.O. Box 908GT, Walker House Mary Street, George Town, Cayman Islands. Mr. Benjamin Hill and Mr. Fraser McGee exercise shared voting and investment control over such shares.

(10)	Includes warrants to purchase 1,400,00 shares of our common stock at an exercise price of $1.50 per share. Inclusion of the warrant shares assumes the warrants will be exercisable within 60 days of March 14, 2007 based upon the filing and acceptance of the Amended and Restated Certificate of Incorporation with the State of Delaware within the same time period. The address for AIGH Investment Partners, LLC (“AIGH”) is 6006 Berkeley Avenue, Baltimore, Maryland 21209. Orin Hirschman is the managing member of AIGH and exercises sole voting and investment control over such shares.

(11)	Includes 900,000 shares of our common stock and warrants to purchase 900,000 shares of our common stock at an exercise price of $1.50 per share held by Globis Capital Partners, LP and 175,000 shares of our common stock and warrants to purchase 175,000 shares of our common stock at an exercise price of $1.50 per share held by Globis Overseas Fund, Ltd. Mr. Packer exercises sole voting and investment control over these shares. Also includes warrants to purchase 75,000 shares of our common stock at an exercise price of $1.50 per share held by Mr. Parker. Inclusion of the warrant shares assumes the warrants will be exercisable within 60 days of March 14, 2007 based upon the filing and acceptance of the Amended and Restated Certificate of Incorporation with the State of Delaware within the same time period. The address for Mr. Packer is 60 Broad Street, 38th floor, New York, New York 10004.

*	Less than one percent.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     The following describes all transactions since the beginning of the Company’s last fiscal year, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.
     In March 2006, Novint granted 250,000 options at an exercise price of $1.00 per share, with a 5-year annual vesting provision, to purchase common stock to Mr. Bill Anderson, an employee. Mr. Bill Anderson is Mr. Tom Anderson’s brother. Mr. Tom Anderson is our Chief Executive Officer. Based on the fair value computed in accordance with FAS 123R the options value was $142,500.

     On December 12, 2006, we issued a stock option to purchase 1,500,000 shares of our common stock at an exercise price of $0.90 per share to Mr. Marvin Maslow, our director and the CEO of Manhattan Scientifics, Inc., one of our principal shareholders, as compensation for fund raising and investor relations services provided to Novint. 500,000 options vested on December 12, 2006 and 250,000 options vested as of December 31, 2006. Another 500,000 options vest on December 31, 2007, and the remaining 250,000 options vest on December 31, 2008. We also accrued $75,000 in compensation due Mr. Maslow for funding raising and investor relations services provided to the Company.
     Effective September 20, 2006, Mr. V. Gerald Grafe was appointed as a member of our Board of Directors. Mr. Grafe is a shareholder and practicing attorney at the law firm Hisey Grafe, P.C. (the “Firm”), which represents the Company on intellectual property and other related matters. The Company incurred $56,014.71, $28,765.77 and $103,817 in legal fees with the Firm in 2004, 2005 and 2006, respectively. Mr. Grafe will serve as a director in his individual capacity, and not as a representative of the Firm. Mr. Grafe and the Company will both make their best efforts to keep all service as a director, and compensation therefor, separate from service as legal counsel, and compensation therefor. There are no transactions or relationships between the Company and Mr. Grafe in which Mr. Grafe had or is to have a direct or indirect material interest other than those described herein.
     On March 5, 2007, we closed a $9,000,000 financing transaction in which Mr. Tom Anderson, our CEO and Chairman, invested $25,000. Mr. Anderson received 25,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share.
Director Independence
     We currently have one director, Mr. Grafe, who is an independent director as that term is defined under NASDAQ Rule 4200(a)(15).
ITEM 13. EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation

3.2 (6)	Amended and Restated Bylaws

3.3 (1)	Articles of Merger

3.4 (1)	Certificate of Merger

4.1 (1)	Articles of Incorporation (See Exhibit 3.1)

4.2 (3)	Form of Common Stock Purchase Warrant, April 2006

4.3 (7)	Form of Common Stock Purchase Warrant, March 2007

10.1 (1)	License Agreement with Sandia; Amendments

10.2 (1)	Lease for 9620 San Mateo

10.3 (1)	Employment Agreement with Tom Anderson

10.4 (1)	Employment Agreement with Walter Aviles

10.5 (1)	2004 Stock Incentive Plan

10.6 (1)	Shareholders Agreement

10.7 (1)	Lock Up Agreement

10.8 (1)	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9 (1)	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12 (1)	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

Number	Description
10.13 (1)	Purchase Order from DaimlerChrylser Corporation

10.14 (1)	Purchase Order # 94059 from LockheedMartin Corporation

10.15 (1)	Purchase Order # 96996 from LockheedMartin Corporation

10.16 (1)	Purchase Order # 97860 from LockheedMartin Corporation

10.17 (1)	Purchase Order # Q50601685 from LockheedMartin Corporation

10.18 (1)	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19 (1)	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20 (1)	Purchase Order #24232 from Sandia National Laboratories

10.21 (1)	Purchase Order #27467 from Sandia National Laboratories

10.22 (1)	Purchase Order #117339 from Sandia National Laboratories

10.23 (1)	Purchase Order #250810 from Sandia National Laboratories

10.24 (1)	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

10.25 (1)	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26 (1)	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.27 (1)	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28 (1)	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29 (1)	Intellectual Property License Agreement with Force Dimension LLC

10.30 (1)	Purchase Order with Lockheed Martin dated April 1, 2005

10.31 (1)	Purchase Order with Lockheed Martin dated April 4, 2005

10.32 (1)	Purchase Order with Lockheed Martin dated April 21, 2005

10.33 (1)	Purchase Order with Deakin University dated April 6, 2004

10.34 (1)	Purchase Order with Robarts Research dated September 24, 2004

10.35 (1)	Purchase Order with University of New Mexico dated March 16, 2004

10.36 (1)	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37 (1)	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.38 (2)	Purchase Order with Lockheed Martin dated February 16, 2006

10.39 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.40 (2)	Purchase Order with Lockheed Martin dated March 3, 2006

10.41 (3)	Form of Subscription Agreement for Securities, April 2006.

10.42 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.

10.44 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.

10.45 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.46 (7)	Form of Unit Subscription Agreement, March 2007

10.47 (7)	Form of Investor Rights Agreement, March 2007

14 (2)	Code of Ethics

Number	Description
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer

31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Financial Officer

(1)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

(2)	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

(3)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(4)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(5)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on December 20, 2006, and incorporated herein by reference.

(6)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 1, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.
All other exhibits are filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31,	December 31,
	2006	2005

(i) Audit Fees	$145,254	$166,435
(ii) Audit Related Fees	24,444	20,160
(iii) Tax Fees	6,762	14,988
(iv) All Other Fees	—	—

Total fees	$176,460	$201,583

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
SUITE 600
DENVER, COLORADO 80202
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Novint Technologies, Inc.
Albuquerque, New Mexico
We have audited the accompanying balance sheet of Novint Technologies, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novint Technologies, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.
AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Denver, Colorado
March 5, 2007

Novint Technologies, Inc.
BALANCE SHEET

December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$255,468
Prepaid expenses and other current assets	94,067
Deferred financing costs	54,354
Deposit on purchase of inventory	283,071

Total current assets	686,960

PROPERTY AND EQUIPMENT, NET	287,959
SOFTWARE DEVELOPMENT COSTS, NET	302,948
INTANGIBLE ASSETS, NET	97,748

Total assets	$1,375,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$464,883
Accrued payroll related liabilities	204,780
Accrued expenses	100,504
Accrued expenses — related parties	71,875
Billings in excess of costs and estimated earnings	5,500
Convertible Notes payable	358,081

Total current liabilities	1,205,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Conditionally redeemable convertible preferred stock, Series A: aggregate liquidation preferences, $100,000, $0.01 par value; 4,000 shares authorized, none issued and outstanding	—
Common stock, authorized 50,000,000 shares, $0.01 par value; 19,894,091 shares issued and outstanding	198,942
Additional paid-in capital	12,624,562
Accumulated deficit	(12,648,907)
Accumulated other comprehensive loss	(4,605)

Total stockholders’ equity	169,992

Total liabilities and stockholders’ equity	$1,375,615

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2006	2005
Revenue:
Project	$87,014	$331,752
Product	3,095	30,345

Total revenue	90,109	362,097

Cost of goods sold:
Project	63,402	168,038
Product	—	11,124

Total cost of goods sold	63,402	179,162

Gross profit	26,707	182,935

Operating expenses
Research and development	496,844	1,341,710
General and administrative	3,329,351	1,707,166
Depreciation and amortization	106,527	123,526
Sales and marketing	151,680	124,255

Total operating expenses	4,084,402	3,296,657

Loss from operations	(4,057,695)	(3,113,722)

Other (income) expense
Interest income	(176)	(3,023)
Interest expense	212,182	275,706
Loss on registration rights agreement	40,000	—

Net other expenses	252,006	272,683

Net loss	(4,309,701)	(3,386,405)

Preferred stock accretion	(170,974)	(29,606)

Net loss available to common stockholders	$(4,480,675)	$(3,416,011)

Loss per share, basic and diluted:
Net loss	$(0.24)	$(0.24)

Net loss available to common stockholders	$(0.25)	$(0.24)

Weighted-average common shares outstanding, basic and diluted	17,594,513	14,172,406

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2006 and 2005

							Accumulated
	Conditionally Redeemable,				Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Compensation	Total
Balances, December 31, 2004	4,000	$246,720	13,795,814	$137,958	$5,942,975	$(4,752,221)	$(4,605)	$(746,980)	$577,127

Common stock issued to consultants for services	—	—	527,400	5,274	505,976	—	—	—	511,250
Options issued to employees for future services	—	—	—	—	68,000	—	—	(68,000)	—
Options issued to consultants for future services	—	—	—	—	74,407	—	—	—	74,407
Cancelled options for employees	—	—	—	—	(56,383)	—	—	56,383	—
Amortization of unearned compensation	—	—	—	—	—	—	—	195,699	195,699
Preferred stock accretion	—	29,606	—	—	—	(29,606)	—	—	(29,606)
Net loss	—	—	—	—	—	(3,386,405)	—	—	(3,386,405)

Balances, December 31, 2005	4,000	$276,326	14,323,214	$143,232	$6,534,975	$(8,168,232)	$(4,605)	$(562,898)	$(2,057,528)

Common stock sold for cash, net of offering costs of $14,500	—	—	2,525,000	25,250	2,485,250	—	—	—	2,510,500
Common stock issued to consultants for services	—	—	164,950	1,650	190,910	—	—	—	192,560
Common stock issued related to exercise of options	—	—	55,334	554	(524)	—	—	—	30
Common stock issued for repayment of notes payable	—	—	1,373,224	13,732	970,114	—	—	—	983,846
Common stock issued for settlement of accrued liabilities	—	—	1,005,069	10,051	657,814	—	—	—	667,865
Options issued to employees for services performed or to be performed	—	—	—	—	251,399	—	—	40,460	291,859
Options issued to consultants for services performed or to be performed	—	—	—	—	1,426,003	—	—	—	1,426,003
Reclassification of unearned compensation	—	—	—	—	(489,954)	—	—	522,438	32,484
Expense related to re-priced options	—	—	—	—	155,748	—	—	—	155,748
Preferred stock accretion	—	170,974	—	—	—	(170,974)	—	—	(170,974)
Preferred stock converted into common stock	(4,000)	(447,300)	447,300	4,473	442,827	—	—	—	447,300
Net loss	—	—	—	—	—	(4,309,701)	—	—	(4,309,701)

Balances, December 31, 2006	—	$—	19,894,091	$198,942	$12,624,562	$(12,648,907)	$(4,605)	$—	$169,992

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,309,701)	$(3,386,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	106,527	123,526
Common stock issued for services	192,560	511,250
Options issued to employees for services performed or to be peformed	324,343	—
Options issued to consultants for services	1,426,003	74,407
Expense related to re-priced options	155,748	—
Issuance of convertible notes payable for research and development	—	481,303
Amortization of unearned compensation	—	195,699
Changes in operating assets and liabilities:
Accounts receivable	75,140	(47,990)
Prepaid expenses	(85,886)	(156)
Deferred financing costs	(50,322)	(4,032)
Deposit on purchase of inventory	(283,071)	—
Accounts payable and accrued liabilities	591,056	41,107
Accrued interest	6,061	29,563
Accrued expenses related party	48,404	23,471
Costs and estimated earnings in excess of billings on contracts, net	—	3,271
Reserve for contract loss	—	(6,775)
Billings in excess of costs and estimated earnings on contracts, net	(7,170)	(47,185)

Net cash (used in) operating activities	(1,810,308)	(2,008,946)

Cash flows from (to) investing activities:
Intangible expenditures	(5,001)	—
Capital outlay for software development costs	(310,345)	—
Property and equipment acquisitions	(271,505)	(3,355)

Net cash provided by (used in) investing activities	(586,851)	(3,355)

Cash flows from (to) financing activities:
Proceeds from exercise of options	—	—
Proceeds from issuance of common stock	2,525,000	—
Offering costs	(14,500)	—
Proceeds from notes payable	340,000	725,000
Repayment of notes payable	(240,000)	—

Net cash provided by financing activities	2,610,500	725,000

Net increase (decrease) in cash and cash equivalents	213,341	(1,287,301)
Cash and cash equivalents at beginning of period	42,127	1,329,428

Cash and cash equivalents at end of period	$255,468	$42,127

Supplemental information:
Interest paid	$33,200	$—

Income taxes paid	$850	$850

Non-cash investing and financing activities:
Payment of notes payable with 1,373,224 shares of common stock	$983,846	$—

Payment of accrued liabilities with 1,005,069 shares of common stock	$667,839	$—

Conversion of 4,000 shares of preferred stock into 447,300 shares of common stock	$447,300	$—

Research and Development paid with Note Payable	$—	$481,303

Fair value accretion on conditionally redeemable, convertible preferred stock	$170,974	$29,606

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 1 — NATURE OF BUSINESS
Novint Technologies, Inc. (the “Company” or “Novint”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company. The Company currently is engaged in the development and sale of haptics (or computer touch) hardware, software, and services. The Company plans to expand into the consumer interactive gaming market. The Company’s operations are based in New Mexico with sales primarily to private entities and quasi-governmental agencies in the United States.
Managements Plans
As of December 31, 2006, the Company, the Company had total current assets of $686,960 and total current liabilities of $1,205,623, resulting in a working capital deficit of $518,663. As of December 31, 2006, the Company had cash and cash equivalents totaling $255,468. Our cash flow from operating activities for the year ended December 31, 2006 resulted in a deficit of $1,810,308. Cash flow from investing activities for the year ended December 31, 2006 resulted in a deficit of $586,851. Our cash flow from financing activities for the year ended December 31, 2006 resulted in surplus of $2,610,500. Overall, the Company’s cash flows for the year ended December 31, 2006, netted a surplus of $213,341. Subsequent to December 31, 2006 as further discussed in Note 14, the Company raised approximately $9,000,000 from the sale of shares of common stock with warrants through an equity agreement. The equity agreement allows for the sale of an additional $1,000,000 common stock and warrants prior to March 30, 2007 to a strategic investor. This recent equity raised subsequent to December 31, 2006 should allow the Company to further develop its haptics technology, and seek and develop strategic partnerships with game publishers and hardware manufacturers that will utilize the Company’s haptics technology. The Company believes that it has sufficient capital and existing equity financing arrangements, as result of the subsequent to December 31, 2006 equity raise, to sustain its operations beyond twelve months and execute its current business plans with respect to the haptics technology.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Marketable Equity Securities
The Company classifies marketable equity securities as available-for-sale. Available-for-sale investments are recorded at fair value determined based on quoted market prices with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive loss in the accompanying statements of operations. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Fair market values are based on quoted market prices. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Due to the immaterial amount of the marketable equity securities held by the Company at December 31, 2006, they have been reported as prepaid expenses and other current assets in the accompanying balance sheets. The Company did not record any change in the value of these marketable equity securities during the years ended December 31, 2006 or 2005.
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
The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash, cash equivalents held at commercial banks and institutions primarily in the United States, and trade receivables from the Company’s customers. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts. At December 31, 2006, the Company’s cash exceeded its financial institution fully insured depository amount by approximately $155,000.
For the years ended December 31, 2006 and 2005, the Company’s revenues were substantially attributable to a government agency headquartered in New Mexico and several government contractors located in the United States. Following is a summary of the Company’s customers with sales over 10%, and the percentage of these sales to total sales for the years ended December 31, 2006 and 2005:

	December 31,		December 31,
	2006	%	2005	%
Lockheed Martin Perry	$74,342	83	$206,065	57
Sandia National Laboratories	—		48,545	13
Aramco	12,672	14	77,142	21
Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accrued liabilities, accounts payable and notes payable are carried at historical cost, which approximates their fair value because of the short-term maturities or repayment terms of these instruments. Marketable equity securities are carried at fair value.
Advertising Costs
Advertising is expensed as incurred. The Company did not incur advertising expense in 2006 and 2005.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Software Development Costs
The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2005. Amortization is computed on the straight-line basis over the esimated life (5 years) of the haptics technology. As of December 31, 2006, the Company’s capitalized software development costs totaled $302,948 (net of $7,397 of accumulated amortization). The estimated annual amortization expense related to the capitalized software development cost is approximately $56,000 per year.
The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through December 31, 2006, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all costs to research and development expense in the periods incurred.
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $24,686 and $49,359 for the years ended December 31, 2006 and 2005, respectively.
Intangible Assets
Intangible assets consist of licensing agreements $250,000 and patents $10,734, and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the years ended December 31, 2006 and 2005, the Company recognized amortization expense of approximately $74,444 and $74,167, respectively, related to intangible assets.
The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires intangible assets to be tested for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which has been superseded by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs a periodic review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, The Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over the remaining lives against the respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. After an impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis. No impairment loss was recorded in 2006 or 2005.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Annual amortization of intangible assets remaining at December 31, 2006, are as follows:

Year Ended December 31,
2007	$71,666
2008	2,500
2009	2,500
2010	2,500
2011 and after	18,582

Total	$97,748

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment loss was recorded in 2006 or 2005.
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

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Loss per Common Share
Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of December 31, 2006 and 2005, the Company had a total of 12,208,794 and 10,251,338, respectively, in potentially dilutive securities.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 totaled $324,343. Pro forma stock based compensation for the year ended December 31, 2005 totaled $332,008. The following table summarizes the pro forma effect for the year ended December 31, 2005:

December 31,
2005
Net loss available to common shareholders, as reported	$(3,416,011)
Add: Stock-based employee compensation expense included in reported net income	195,699
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(332,008)

Pro forma net loss available to common shareholders	$(3,552,320)

Loss available to common shareholders per share, basic and diluted:
As reported	$(0.24)
Pro forma	$(0.25)
In calculating the fair value of options for the above pro forma disclosure, the following assumptions were used for stock options issued during the years of 2005: fair market value of $1.00 per share, risk-free rates ranged from 1.73% to 3.66%, volatility of the options ranged from 73% to 91%, estimated lives of 3 to 10 years and exercise prices ranged from $0.50 to $0.66 per share. In calculating the fair value of options for stock based compensation recognized under SFAS No. 123(R), the following assumptions were used for stock options issued during the year of 2006: closing price of the common stock at the date of grant, risk-free rates ranged from 5.15% to 5.25%, volatility of the options ranged from 141% to 146%, estimated lives of 3 to 10 years and exercise prices ranged from $0.90 to $1.20 per share.
Research and Development
Research and development costs are expensed as incurred and amounted to $496,844 and $1,341,710 for the years ended December 31, 2006 and 2005, respectively.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that FIN 48 will have on our financial statements.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2008fiscal year. The Company is currently evaluating the impact that FAS 157 will have on our financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a significant impact on our financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. The Company is currently evaluating the impact that FAS 159 will have on our financial statements.
In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company has chosen to adopt this FSP early. See note 11 for effect of the adoption of this pronouncement.
Reclassifications
Certain reclassifications have been made to the 2005 balances in order to conform to the 2006 presentation.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 3 — MARKETABLE EQUITY SECURITIES
At December 31, 2006, the Company held 8,284 shares of Manhattan Scientifics, Inc. (Manhattan) common stock.
As of December 31, 2006, the marketable equity securities had an original cost of $5,102, gross unrealized losses of $4,605 and a fair value of $497. There have been no substantial changes in the fair value of such securities during 2006. The Company’s marketable equity securities are carried at fair value and are included in prepaid and other current assets in the accompanying financial statements.
There were no sales of marketable securities during the years ended December 31, 2006 or 2005.
NOTE 4 — COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON CONTRACTS
     Costs and estimated earnings in excess of billings on contracts consisted of the following at:

December 31,
2006
Costs and estimated earnings incurred on uncompleted contracts	$—

Billings on uncompleted contracts	—

Costs and estimated earnings in excess of billings on uncompleted contracts	$—

     Billings in excess of costs and estimated earnings on contracts consisted of the following at:

December 31,
2006
Billings on uncompleted contracts	$(73,744)
Costs and estimated earnings incurred on uncompleted contracts	68,244

Billings in excess of costs and estimated earnings on uncompleted contracts	$(5.500)

NOTE 5 — INTANGIBLE ASSETS
     Intangible assets consisted of the following at:

December 31,
2006
Licensing agreements	$250,000
Patent	10,734
Less accumulated amortization	(162,986)

$97,748

NOTE 6 — NOTES PAYABLE
During the year ended December 31, 2005, management executed a number of bridge loans. The first loan for $200,000 has an original due date of March 7, 2006 and a stated interest rate of 20% or $20,000 for the first six months outstanding. The note has the option to extend for one year under certain conditions with an interest rate of 12%. These conditions have been met and the due date of this note was September 8, 2006. As of September 30, 2006, this note has been fully satisfied. The remaining bridge loans ranged from $15,000 to $450,000. These notes were originally due one year from the date of issuance at a stated interest rate of 12%. During the nine months ended September 30, 2006, $825,000 of outstanding principal balance and $35,624 of accrued interest was settled through issuance of 1,250,002 shares of the Company’s common stock.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 6 — NOTES PAYABLE (Continued)
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
During 2005, the Company executed additional convertible promissory notes in the amount of $358,081 to Lunar Design for the costs incurred during 2005 associated with contracted research and development efforts. The promissory notes are non-interest bearing, passed their maturity dates (maturity dates varying throughout 2006) and are currently due on demand. If the promissory notes were not paid in full in cash at the promissory notes’ maturity date, the Company will convert the unpaid balance of the note into shares of the Company’s common stock at the price per share equal to the last sale price of the Company’s common stock on the maturity date, or on the last business day prior to the maturity date. As of December 31, 2006, there were no conversion related to any of these amounts and the Company is currently negotiating repayment terms on such promissory notes.
NOTE 8 — INCOME TAXES
A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2006	2005
Income tax benefit at statutory rate	$(1,463,000)	$(1,151,000)
State income taxes	(207,000)	(163,000)
Increase in valuation allowance	1,670,000	1,314,000

Income tax expense	$—	$—

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

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 8 — INCOME TAXES (Continued)
Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	2006	2005
Net operating loss carryforwards	$3,906,000	$2,795,000
Accrual-to-cash adjustment	249,000	320,000
Options granted for services	859,000	105,000
Other	18,000	23,000
Software capitalized for books	(120,000)	—
Valuation allowance	(4,912,000)	(3,243,000)

	$—	$—

As a result of the significant net losses incurred since inception and the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.
At December 31, 2006, the Company has available unused state and federal operating loss carryforwards of approximately $8.8 million for federal taxes and $7.2 million for state taxes that may provide future tax benefits, expiring between 2006 and 2010 for state taxes and 2020 through 2026 for federal taxes, as follows:

	Federal	State
NOL carryforward expiration:
2007	$—	$408,177
2008	—	562,930
2009	—	726,425
2010	—	3,068,623
2011	—	2,429,700
Thereafter	8,824,000	—

	$8,824,000	$7,195,855

NOTE 9 — GENERAL AND ADMINISTRATIVE EXPENSE BREAKOUT
The breakout by major category (categories greater than 5% of the 2006 and 2005, total general and administrative expense balance) are listed below for the respective years ended December 31:

	2006	2005
Consultant and employee compensation	$1,637,674	$1,141,213
Professional fees	1,465,253	378,606
Insurance	98,594	84,429
Remaining (accounts not greater than 5%)	127,830	102,918

	$3,329,351	$1,707,166

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
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
The Company has a licensing agreement with Sandia National Laboratories (“Sandia”), which initially developed Flight, the precursor to e-TouchTM (the technology) and employed the Company’s founder. The licensing agreement provides the Company the right to utilize the technology exclusively for a period of 12 years (expiring in 2011) and non-exclusively in perpetuity and places certain restrictions on its use as well as requires the Company to pay a 1.5 percent royalty fees to Sandia in connection with any income earned based upon the technology. Additionally, under the original agreement, the Company is obligated to pay to Sandia on a semi-annual basis annual minimum earned royalties of $6,000 in 2001, $14,000 in 2002, $24,000 in 2003 and $30,000 from 2004 through 2011. The agreement was amended on June 29, 2005, modifying the royalty payment terms such that the Company will pay royalties of $40,000 for 2001 and 2002, $24,000 in 2003, 30,000 shares of the Company’s Common Stock in 2004, and $30,000 for 2005. Novint had paid all cash amounts due and issued the agreed shares of common stock for its obligations up through December 31, 2006. The Company anticipates any future amounts due to Sandia will approximate $30,000 per year as it relates to the royalty payment terms.
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
From the date of the agreement through December 31, 2006, the Company had not earned or received royalties associated with this agreement.
The Company has an agreement with Lunar Design, a product design firm, to design and develop its haptics game controller. The current statement of work outlines the delivery of a final prototype in August 2005 as well as provides for additional projects as agreed to by the parties through 2006. The prototype was delivered in October 2005. In addition, Lunar Design will provide support for the Company’s manufacturing partner for design problems or other trade-offs encountered in creating the manufacturing prototype. Lunar Design has agreed to accept payment in the form of cash, promissory note or Novint common stock. At December 31, 2006, the Company has recorded accounts payable in the accompanying balance sheet due to Lunar Design of $354,820 and convertible notes payable in the amount of $358,081, see Note 6. In 2005, such costs were expensed as research and development expenses. In 2006, $250,129 was capitalized as of software development costs. The Company does not anticipate any further work with regards to this agreement. Any future work provided by Lunar Design will be new work outside of this agreement.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)
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
In addition, the Company was to issue 250,000 shares of the Company’s common stock within 30 days of the contract amendment’s effective date as consideration for extending the payment terms of the agreement. These shares of stock were issued to Force Dimension on May 12, 2005, and have been accounted for as a financing cost related to a modification of Novint’s payment terms. The fair value of the stock issued is $250,000 and is reflected as interest expense in the amount of $245,968 for the year ended December 31, 2005, and $4,032 for the year ended December 31, 2006.
During the year ended December 31, 2004, the Company paid $15,000 to Force Dimensions for the license fee in the amount of $15,000 due on the effective date. During 2005, Novint paid $140,000 to Force Dimension, representing a portion of the $50,000 milestone payment originally due to Force Dimension upon or before Novint’s receipt of the Second Deliverable as described in the original agreement, the $50,000 milestone payment due on the amendment’s effective date, and $50,000 representing a portion of the licensing fees due. The Second Deliverable was received by Novint on December 30, 2004. The remaining amount of $465,000 due to Force Dimensions was recorded as accrued research and development liabilities as of December 31, 2005 then completely settled in March 2006 through issuance of 607,500 shares of common stock.
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
The Company has a perpetual employment agreement with the CEO. Under such agreement, he is entitled to an annual base salary of $150,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance of one year base salary if he is terminated by the Company without cause.
The Company also has a perpetual employment agreement with the CTO. Under such agreement, he was originally granted options to purchase 400,000 shares of the Company’s common stock, but options to purchase 200,000 shares were cancelled. He is entitled to an annual base salary of $155,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance of two months base salary if he is terminated by the Company without cause.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)
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

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)
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
NOTE 11 — STOCKHOLDERS’ EQUITY
Common Stock and Warrants Sold with Conditional Exercise Price Adjustment
In April 2006, the Company sold 500,000 shares of common stock and 250,000 warrants to purchase common stock to an unrelated party for $500,000. The warrants have an exercise price per share of $2.00. The purchase price of the common stock is subject to adjustment as follows: In the event, that after the date of the agreement, the Company shall complete an offering of securities on or before April 1, 2007 which results in gross proceeds to the Company of not less than $3,000,000, and if such offering is conducted at a price per share of common stock of $1.11 per share or less, then, the purchase price per share of common stock shall be automatically adjusted to equal 90% of the issue price.
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
Common Stock and Warrants Sold with Registration Rights
Included in the 1,000,000 shares of common stock and 500,000 warrants sold in August 2006 as discussed previously, 250,000 shares of common stock and 125,000 warrants includes a provision for registration rights. As part of the private placement, the Company agreed to register the shares of common stock sold in the placement. The agreement requires the Company to file a registration statement within 120 days of the closing and to have the registration statement declared effective within 240 days of the closing. If the Company does not file a registration statement within 120 days of the closing, the Company must pay a monthly pro rated penalty in common stock of 1% of the number of shares sold, but in no event beyond 240 days of the closing. If the Company fails to have the registration statement declared effective within 240 days of the closing, the Company must pay a prorated monthly penalty in common stock of 3% of the number of shares sold, but in no event after one year. The Company has not filed a registration statement covering these shares and accordingly the registration statement has not been declared effective. Management does not believe it will file the registration statement in the near future nor will it be declared effective within 240 days of the closing.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)
In accordance with FSP EITF 00-19-2, on the date of the private placement, the Company reviewed the terms of the registration rights agreements and as of that date, the Company believed they would meet all of the required deadlines under the agreement. As a result, the Company did not record any liability associated with the registration rights agreement. The Company has yet to file the registration statement and now believes that the registration statement covering the shares issued in the private placement will not be declared effective within the 240 day requirement. As a result the Company has determined that it is probable that the Company will be required to pay the full amount of the penalty. The full amount of the penalty would result in 10,000 shares of common stock under the first default and 30,000 shares under the second default. The Company has accrued $40,000 for these shares. Subsequent to year end, the Company issued 40,000 shares to the investor.
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
In connection with the effectiveness of the Company’s registration statement, on February 6, 2006 the Company issued 447,300 shares of common stock to Sandia for the conversion of the preferred stock in accordance with the agreement.
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
Stock Options
In March 2004, the Board of Directors approved the adoption of the 2004 Stock Incentive Plan which was then amended in February 2007 increasing the number of shares of common stock reserved under this from 3,500,000 shares to 7,500,000 shares. The Company has issued options to purchase shares of common stock to employees and various consultants for payment of services.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)
Option activity during the years ended December 31, 2006 and 2005, is summarized in the following table:

			Weighted-Average
	Shares Under Option	Price per Share	Exercise Price
Options outstanding at 12/31/04	7,930,538	$0.01-$0.66	$0.28
Granted	238,636	$0.66	$0.66
Exercised	—	—	$—
Canceled	(158,333)	$0.66	$—

Options outstanding at 12/31/05	8,010,841	$0.01—$0.66	$0.26
Granted	3,469,763	$0.90—$1.20	$0.96
Exercised	(58,505)	$0.01—$0.66	$0.07
Canceled	(5,000)	$0.66	$0.66

Options outstanding at 12/31/06	11,417,099	$0.01—$1.20	$0.47

Exercisable at 12/31/05	5,705,174	$0.01—$0.66	$0.12
Exercisable at 12/31/06	6,525,169	$0.01—$1.01	$0.22
The following summarizes certain information regarding outstanding options December 31, 2006:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted-	Remaining		Weighted
Exercise		Average	Contractual		Average
Price	Number	Exercise Price	Life (years)	Number	Exercise Price
$0.01	284,911	$0.01	1.55	284,911	$0.01
$0.05	4,600,000	$0.05	5.46	4,600,000	$0.05
$0.50	11,364	$0.50	6.63	11,364	$0.50
$0.66	3,126,894	$0.66	7.47	1,328,894	$0.66
$0.90	1,500,000	$0.90	9.92	—	$0.90
$1.00	1,463,930	$1.00	9.30	—	$1.00
$1.01	380,000	$1.01	9.71	300,000	$1.01
$1.20	50,000	$1.20	9.75	—	$1.20
Total	11,417,099	$0.49	7.15	6,525,169	$0.22

NOTE 12 — OPTIONS AND WARRANTS
Options
During the years ended December 31, 2006 and 2005, respectively, the Company recognized compensation expense of $562,898 and $195,699, respectively, of deferred compensation related to options issued to employees in current and prior years.
In January 2005, the Company granted 75,000 options to an employee at an exercise price of $0.66 per share. These options have annual vesting periods over 5 years. Unearned compensation of $25,500 was recorded at the measurement date and will be amortized ratably over the vesting period. For the year ended December 31, 2005, $5,100 was recognized as compensation.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 12 — OPTIONS AND WARRANTS (Continued)
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
Warrants
A summary of the status of the total number of warrants as of December 31, 2006 and 2005, respectively, and changes during the periods then ended is presented in the tables below:

	December 31, 2006		December 31, 2005
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price
Outstanding at beginning of year	3,442,900	$1.37	3,442,900	$1.37
Granted	2,545,625	1.41	—	—
Exercised	(—)	—	(—)	—
Forfeited	(304,900)	1.00	(—)	—
Outstanding at end of year	5,683,625	1.27	3,442,900	1.37

Exercisable at end of year	5,683,625	1.40	2,888,000	1.31

Weighted average fair value of warrants granted	$1.46		$1.99

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 12 — OPTIONS AND WARRANTS (Continued)
A summary of outstanding warrants as of December 31, 2006, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of warrants currently exercisable and the weighted-average exercise price of warrants currently exercisable is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding at	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	12/31/2006	Life	Price	at 12/31/2006	Price
$0.00 to $0.25	600,000	7.88 years	$0.25	600,000	$0.25
$0.26 to $0.50	135,000	7.85	0.50	135,000	0.50
$0.51 to $1.00	2,043,400	4.49	0.96	2,043,400	0.96
$1.01 to $2.00	2,905,225	3.13	1.98	2,905,225	1.98

$0.00 to $2.00	5,683,625			5,683,625

During the year ended December 31, 2004, the Company committed to issue 304,900 warrants in connection with an overallotment agreement with a consulting group for private placement services. The warrants will have an exercise price of $1.00 per share and will have a six-month term. The date of issue will be coincident with the date of the Company’s IPO. As the Company was currently undergoing IPO procedures and did not know of its IPO date, these warrants were not deemed outstanding as of December 31, 2005. Concurrent with the effectiveness of the Company’s registration statement on February 6, 2006, the warrants were granted. As of December 31, 2006, these warrants were not exercised and have since expired.
NOTE 13 — RELATED PARTIES
On February 18, 2004, the Company granted to a significant shareholder for future services 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At December 31, 2006, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 146%, estimated life of 10 years and a fair market value of $1.05 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $26,690 and $17,375, respectively, was recorded as consultant expense during the years ended December 31, 2006 and 2005.
In March 2004, Normandie New Mexico Corporation, which is owned by Manhattan Scientifics, Inc.’s Chief Executive Officer (CEO), who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the years ended December 31, 2006 and 2005, the Company had paid $9,375 and $68,750, respectively, for these services. As of December 31, 2006, the Company owed $71,875 to Normandie New Mexico under the agreement.
On April 1, 2004, the Company committed to issue 250,000 shares of common stock at $1.00 per share to Manhattan’s Chief Operating Officer (COO) for future consulting services. Vesting terms are as follows: 50,000 shares per quarter as long as the COO is still providing services to the Company, up to a total of 250,000 shares, beginning April 1, 2004. As of the year ended December 31, 2005, all shares vested, and the Company recognized $100,000 in consulting expense for a cumulative total of $250,000 to date related to this issuance.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 13 — RELATED PARTIES (Continued)
On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the members of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. At December 31, 2006, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 146%, estimated life of 10 years and a fair market value of $1.05 per share. The vesting schedule is prorated over the reporting period, and approximately $33,075 and $34,000, respectively, was recorded as consultant expense during the years ended December 31, 2006 and 2005.
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
In November 2006, the Company approved the issuance of stock options for 1,500,000 shares of common stock with an exercise of $0.90 per share to a director with a fair value of $1,504,261. The fair value was calculated under the Black-Scholes options pricing model using the following assumptions: stock price at grant of $0.90; life of 5 years; volatility of 145%; no dividend yield and discount rate of 5.15%.
NOTE 14 — SUBSEQUENT EVENTS
During January 2007, the Company issued 500,000 shares of common stock with warrants for 500,000 shares of common stock for total proceeds of $500,000.
During January 2007, the Company issued 195,960 shares of common stock to various consultants for services provided and to be provided.
During January 2007. the Company issued 415,000 shares of common stock related to exercise of warrants at $0.50 and $0.25 per share for total proceeds of $132,500.
During January 2007, the Company issued 40,000 shares of common stock to satisfy a $40,000 accrued liability reflected in the accompanying balance as of December 31, 2006.
During February 2007, the Company issued 150,000 shares of common stock valued at $150,000 to Lunar Design as an incentive to continue assisting the Company with the haptics game controller.
During February 2007, the Company issued 232,627 shares of common stock as a payment towards the convertible note payable as discussed in Note 7.
During January 2007, the Company issued 13,621 shares of common stock to an employee for the cashless exercise of options to purchase 25,000 shares of common stock.
On February 14, 2007, the Company approved an increase in the authorized shares of common stock from 50,000,000 shares to 150,000,000 shares and to cancel the 4,000 authorized Series A Preferred Stock.

NOVINT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 14 — SUBSEQUENT EVENTS (Continued)
On March 5, 2007, the Company entered into a Unit Subscription Agreement (the “Agreement”) with 42 accredited investors (the “Purchasers”) for the sale of $9,000,000 of units at a price of $1.00 per unit. Each unit consists of one share of the Company’s common stock and a warrant for one share of common stock with an exercise price of $1.50 exercisable for up to five years. The Agreement was closed on March 5, 2007 with the entire unit offering sold. Under the terms of the Agreement, the Company may sell an additional 1,000,000 units for $1,000,000 to a strategic investor. Gross proceeds from the Agreement totaled $9,000,000, of which $320,000 was paid to certain individuals who served as placement agents for the transaction and approximately $50,000 was paid for counsel of the Purchasers in connection with the transaction. The Company’s Chief Executive Officer invested $25,000 in the Agreement. As part of the terms of the Agreement, the Company entered into an Investor Rights Agreement among the Purchasers pursuant to which the Company has agreed to file a registration statement to register for resale the shares of common stock sold in the Agreement, including the shares of common stock underlying the warrants, within 55 days following the closing of the Agreement. Subject to certain exceptions, in the event the registration statement is not filed within such 55 day period or does not become effective within certain time periods set forth in the Investor Rights Agreement, the Company would be required to pay each purchaser in the Agreement an amount in cash equal to 0.0333% of the sum of (i) the purchase amount paid by the Purchaser and (ii) the amount paid upon exercise of the warrants for each day the filing or effectiveness of the registration statement is delayed and, pursuant to the terms of the warrants, the Purchasers would be entitled to exercise their warrants pursuant to a cashless exercise formula. In addition, the Company has agreed not to grant any registration rights that are senior to the registration rights of the Purchasers for a period of two years from the closing date without the prior written consent of a majority of the Purchasers.

SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.
Dated: April 2, 2007	By:	/s/ Tom Anderson
Tom Anderson,
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated.

Name	Position	Date

/s/ Tom Anderson Tom Anderson	Director	April 2, 2007

/s/ Marvin Maslow Marvin Maslow	Director	April 2, 2007

/s/ V. Gerald Grafe V. Gerald Grafe	Director	April 2, 2007