Form 10QSB
period 2007-03-31
NOVINT TECHNOLOGIES INC
filed 2007-05-15
CIK 1282980

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-51783
NOVINT TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

Delaware (State of Incorporation)	85-0461778 (IRS Employer ID. No.)

4109 Bryan Avenue NW, Albuquerque, New Mexico	87114
(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number, including area code: (866) 298-4420
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 11, 2007 there were 31,159,383 shares of common stock outstanding and no other outstanding classes of a common equity security.
Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Novint Technologies, Inc.
BALANCE SHEET
(Unaudited)

March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,368,921
Accounts receivable	75,417
Prepaid expenses and other current assets	62,702
Receivable related to stock options exercised	75,000
Costs and estimated earnings in excess of billings on contracts	48,675
Deposit on purchase of inventory	283,071

Total current assets	8,913,786

PROPERTY AND EQUIPMENT, NET	281,543
SOFTWARE DEVELOPMENT COSTS, NET	302,773
INTANGIBLE ASSETS, NET	88,790

Total assets	$9,586,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$383,867
Accrued payroll related liabilities	231,371
Accrued expenses	276,349
Accrued expenses — related parties	107,369
Deferred revenue	31,507
Billings in excess of costs and estimated earnings	8,168

Total current liabilities	1,038,631

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Conditionally redeemable convertible preferred stock, Series A: aggregate liquidation preferences, $100,000, $0.01 par value; 4,000 shares authorized, none issued and outstanding	—
Common stock, authorized 50,000,000 shares, $0.01 par value; 30,441,299 shares issued and outstanding	304,414
Additional paid-in capital	22,913,558
Accumulated deficit	(14,665,106)
Accumulated other comprehensive loss	(4,605)

Total stockholders’ equity	8,548,261

Total liabilities and stockholders’ equity	$9,586,892

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Revenue:
Project	$128,731	$36,856
Product	—	1,925

Total revenue	128,731	38,781

Cost of goods sold:
Project	107,481	25,679
Product	—	—

Total cost of goods sold	107,481	25,679

Gross profit	21,250	13,102

Operating expenses
Research and development	235,570	89,840
General and administrative	1,551,290	469,027
Depreciation and amortization	41,188	24,697
Sales and marketing	93,352	26,348

Total operating expenses	1,921,400	609,912

Loss from operations	(1,900,150)	(596,810)

Other (income) expense
Interest income	(27,635)	—
Interest expense	143,684	32,927

Net other expenses	116,049	32,927

Net loss	(2,016,199)	(629,737)

Preferred stock accretion	—	(170,974)

Net loss available to common stockholders	$(2,016,199)	$(800,711)

Loss per share, basic and diluted:
Net loss	$(0.09)	$(0.04)

Net loss available to common stockholders	$(0.09)	$(0.05)

Weighted-average common shares outstanding, basic and diluted	23,352,495	15,161,091

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balances, December 31, 2006	19,894,091	$198,942	$12,624,562	$(12,648,907)	$(4,605)	$169,992

Common stock sold for cash, net of offering costs of
$424,364	9,500,000	95,000	8,980,636	—	—	9,075,636
Common stock issued related to exercise of options/warrants	428,621	4,286	128,350	—	—	132,636
Common stock issued to consultants for services	311,700	3,117	347,884	—	—	351,001
Common stock issued for repayment of notes payable	232,627	2,326	355,755	—	—	358,081
Common stock issued for settlement of accrued liabilities	65,000	650	73,350	—	—	74,000
Options vested for employees services	—	—	86,442	—	—	86,442
Options vested to consultants for services	—	—	306,671	—	—	306,671
Common stock issued for purchase of licenses	9,260	93	9,908	—	—	10,001
Net loss	—	—	—	(2,016,199)	—	(2,016,199)

Balances, March 31, 2007	30,441,299	$304,414	$22,913,558	$(14,665,106)	$(4,605)	$8,548,261

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from (to) operating activities:
Net loss	$(2,016,199)	$(629,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	41,188	24,697
Common stock issued for services	351,001	8,500
Options issued to employees and consultants for services	393,113	88,251
Changes in operating assets and liabilities:
Accounts receivable	(75,417)	67,478
Prepaid expenses	31,365	400
Deferred financing costs	—	4,032
Accounts payable and accrued liabilities	195,421	189,959
Accrued expenses related party	35,494	—
Costs and estimated earnings in excess of billings on contracts, net	(48,675)	(23,874)
Deferred revenue	31,507	—
Billings in excess of costs and estimated earnings on contracts, net	2,668	(6,485)

Net cash (used in) operating activities	(1,058,534)	(276,779)

Cash flows from (to) investing activities:
Capital outlay for software development costs	(15,639)	—
Property and equipment acquisitions	—	(4,294)

Net cash provided by (used in) investing activities	(15,639)	(4,294)

Cash flows from (to) financing activities:
Proceeds from exercise of options	57,636	—
Proceeds from issuance of common stock	9,500,000	—
Offering costs	(370,010)	—
Proceeds from notes payable	—	300,000

Net cash provided by financing activities	9,187,626	300,000

Net increase (decrease) in cash and cash equivalents	8,113,453	18,927
Cash and cash equivalents at beginning of period	255,468	42,127

Cash and cash equivalents at end of period	$8,368,921	$61,054

Supplemental information:
Interest paid	$—	$—

Income taxes paid	$—	$—

Non-cash investing and financing activities:
Deferred financing cost recognize and netted against paid-in capital	$54,354	$—

Purchase of licenses with common stock	$10,001	$—

Payment of accrued research and development liabilities with common stock	$—	$465,000

Payment of notes payable and accrued interest with common stock	$358,081	$860,624

Payment of accrued liabilities with common stock	$74,000	$—

Receivable related to stock options exercised	$75,000	$—

Fair value accretion on conditionally redeemable, convertible preferred stock	$—	$170,974

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS
Basis of Presentation
The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company“or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
Reclassifications
Certain prior year amounts were reclassified to conform to the March 31, 2007 presentation.
Nature of Business
Novint Technologies, Inc. (the “Company” or “Novint”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company. The Company currently is engaged in the development and sale of haptics products and equipment, including installation services and support, to production and manufacturing companies in the United States. Haptics refers to one’s sense of touch. The Company is expanding into the consumer interactive computer gaming market, which is a substantial departure from its current business of offering product development services and limited sales of haptic technology. The Company’s operations are based in New Mexico with sales primarily to private entities and quasi-governmental agencies in the United States.
Management’s Plans
As of March 31, 2007, the Company had total current assets of $8,913,786 and total current liabilities of $1,038,631, resulting in a working capital surplus of $7,875,155. As of March 31, 2007, the Company had cash totaling $8,368,921. During the three months ended March 31, 2007 as further discussed in Note 7, the Company raised approximately $9,663,000 from the sale of shares of common stock with warrants through an equity agreement and exercise of stock purchase warrants. The equity agreement allows for the sale of an additional $1,000,000 common stock and warrants to a strategic investor, which the Company closed on the sale of 580,000 units for $580,000 on May 11, 2007. This recent equity raised should allow the Company to further develop its haptics technology, and seek and develop strategic partnerships with game publishers and hardware manufacturers that will utilize the Company’s haptics technology. The Company believes that it has sufficient capital and existing equity financing arrangements, as result of the equity raise, to sustain its operations beyond twelve months and execute its current business plans with respect to the haptics technology.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Software Development Costs
The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2005. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of March 31, 2007, the Company’s capitalized software development costs totaled $302,773 (net of $103,270 of accumulated amortization). The estimated annual amortization expense related to the capitalized software development cost is approximately $56,000 per year. Amortization expense for the three months ended March 31, 2007 and 2006 totaled $15,813 and $0.
The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through March 31, 2007, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all costs to research and development expense in the periods incurred.
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $6,416 and $6,155 for the three months ended March 31, 2007 and 2006, respectively.
Intangible Assets
Intangible assets consist of licensing agreements $260,001 and patents $10,734, and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the three months ended March 31, 2007 and 2006, the Company recognized amortization expense of approximately $18,959 and $18,542, respectively, related to intangible assets.
Annual amortization of intangible assets remaining at March 31, 2007, is as follows:

Year Ended December 31,
2007	55,209
2008	5,836
2009	5,836
2010	3,335
2011 and after	18,584

Total	$88,790

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
Deferred Revenue As of March 31, 2007, the Company recorded deferred revenue totaling $31,507 related to pre-sale orders on the Falcon product, a gaming haptics hardware device, and related gaming software. The Company will record these pre-sale orders as revenue upon shipment of such products which is anticipated to occur during the second quarter of 2007.
Loss per Common Share
Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2007 and 2006, the Company had a total of 26,245,724 and 10,251,338 in potentially dilutive securities, respectively.

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
The Company recognized $393,113 and $88,251 in share-based compensation expense for the three months ended March 31, 2007 and 2006, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model. In calculating the fair value of options for stock based compensation for the three months ended March31, 2007 and 2006, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 5.15% to 5.25%, volatility of the options ranged from 73% to 151%, estimated lives of 3 to 10 years and exercise prices ranged from $0.66 to $1.20 per share.
Research and Development
Research and development costs are expensed as incurred and amounted to $235,570 and $89,840 for the three months ended March 31, 2007 and 2006, respectively.
Recent Accounting Pronouncements
The Company has adopted all accounting pronouncements issued before March 31, 2007, which are applicable to the Company.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of the provisions of FIN 48 did not have an impact on its financial condition or results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of its 2007 fiscal year. The adoption of the provisions of SAB 108 did not have an impact on its financial condition or results of operations.
NOTE 3 — COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON CONTRACTS
Costs and estimated earnings in excess of billings on contracts consisted of the following at March 31, 2007:

Costs and estimated earnings incurred on uncompleted contracts	$121,688
Billings on uncompleted contracts	73,013

Costs and estimated earnings in excess of billings on uncompleted contracts	$48,675

Billings in excess of costs and estimated earnings on contracts consisted of the following at:

Billings on uncompleted contracts	$83,455
Costs and estimated earnings incurred on uncompleted contracts	72,287

Billings in excess of costs and estimated earnings on uncompleted contracts	$8,l68

NOTE 4 — INTANGIBLE ASSETS
Intangible assets consisted of the following at March 31, 2007:

Licensing agreements	$260,001
Patent	10,734
Less accumulated amortization	(181,945)

$88,790

NOTE 5 — CONVERTIBLE NOTES PAYABLE
During 2005, the Company executed convertible promissory notes in the amount of $358,081 to Lunar Design for the costs incurred during 2005 associated with contracted research and development efforts. The promissory notes were non-interest bearing, past their maturity dates (maturity dates varied throughout 2006) and were due on demand. If the promissory notes were not paid in full in cash at the promissory notes’ maturity date, the Company was to convert the unpaid balance of the note into shares of the Company’s common stock at the price per share equal to the last sale price of the Company’s common stock on the maturity date, or on the last business day prior to the maturity date. Subsequent to the maturity dates, the Company negotiated with Lunar regarding conversion terms and during the quarter ended March 31, 2007, the Company converted the entire remaining balance totaling $358,081 of the promissory note balance into 232,627 shares of common stock and agreed to issue an additional 77,313 shares valued at $81,178 to cover a portion of $141,532 as settlement , which has been accrued for and recorded as interest expense during the three months ended March 31, 2007.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
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

NOTE 7 — STOCKHOLDERS’ EQUITY
On February 14, 2007, the Company approved an increase (subject to stockholder approval) in the authorized shares of common stock from 50,000,000 shares to 150,000,000 shares and to cancel the 4,000 authorized Series A Preferred Stock.
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

Sale of Common Stock and Warrant
During January 2007, the Company sold 500,000 shares of common stock and warrants for 500,000 shares of common stock to 8 investors for a total of $500,000. The warrants have an exercise price of $1.00 per share and life of five years.
Unit Subscription Agreement
On March 5, 2007, the Company entered into a Unit Subscription Agreement (the “Agreement”) with 42 accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $9,000,000 of Units, at a price of one dollar per Unit. Each Unit consists of one share of common stock, , and one five-year warrant to purchase one share of common stock at an exercise price of $1.50. Accordingly, an aggregate of 9,000,000 shares of its common stock, and warrants to purchase 9,000,000 shares of common stock were issued (the “Financing”). The Financing closed on March 5, 2007. Under the terms of the Unit Subscription Agreement the Company may sell an additional 1,000,000 Units for $1,000,000 to a strategic investor, of which the Company closed on the sale of 580,000 units for $580,000 on May 11, 2007 and closed the Unit Subscription Agreement on any further sales. Gross proceeds from the Financing to the Company were $9,000,000, of which $320,010 was paid to certain individuals who served as placement agents for the transaction and approximately $50,000 was paid to counsel for the Purchasers in connection with the transaction. In addition, the Company had netted a previously capitalized deferred offering cost totaling $54,354 towards the gross proceeds from the Financing. Mr. Tom Anderson, the Company’s Chief Executive Officer, invested $25,000 in the Financing.
As part of the terms of the Agreement, the Company entered into an Investor Rights Agreement among the Purchasers pursuant to which the Company has agreed to file a registration statement to register for resale the shares of common stock sold in the Financing, including the shares of common stock underlying the warrants, within 55 days following the closing of the Financing. Subject to certain exceptions, in the event the registration statement is not filed within such 55 day period or does not become effective within certain time periods set forth in the Investor Rights Agreement, the Company would be required to pay each purchaser in the Financing an amount in cash equal to 0.0333% of the sum of (i) the purchase amount paid by the Purchaser and (ii) the amount paid upon exercise of the warrants for each day the filing or effectiveness of the registration statement is delayed and, pursuant to the terms of the warrants, the Purchasers would be entitled to exercise their warrants pursuant to a cashless exercise formula. In addition, the Company has agreed not to grant any registration rights that are senior to the registration rights of the Purchasers for a period of two years from the closing date without the prior written consent of a majority of the Purchasers. The filing timeline to file a registration statement had been extended to May 30, 2007 which the Company believes it will be able to file the registration statement timely and become effective within the time prescribed in the Investors Rights Agreement and accordingly no accrual is considered necessary with regards to any potential penalties associated with a delayed filing and effectiveness. The Company has considered the provisions of FSP 00-19-1 in its assessment of the penalty provisions and accrual.
NOTE 8 — RELATED PARTIES
On February 18, 2004, the Company granted to a significant shareholder for future services 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At March 31, 2007, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 151%, estimated life of 10 years and a fair market value of $1.38 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $13,809 and $3,413, respectively, was recorded as consultant expense during the three months ended March 31, 2007 and 2006.
In March 2004, Normandie New Mexico Corporation, which is owned by the Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the three months ended March 31, 2007 and 2006, the Company had paid $-0- and $-0-, respectively, for these services. As of March 31, 2007, the Company owed $90,625to Normandie New Mexico under the agreement.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the member of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. At March 31, 2007, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 151%, estimated life of 10 years and a fair market value of $1.38 per share. The vesting schedule is prorated over the reporting period, and approximately $26,000 and $8,000, respectively, was recorded as consultant expense during the three months ended March 31, 2007 and 2006.
NOTE 9 — SUBSEQUENT EVENTS
In May 2007, the Company increased the equity compensation options related to a consulting agreement negotiated on May 1, 2006 with AF Double Eagle from 1,213,933 to 1,613,933 which the exercise price for such additional options are $1.02 per share. Although this consulting agreement has not been signed, the Company has paid and continues to pay Consultant under the terms of the agreement and the original options were considered granted May 1, 2006. In addition, the Company granted the consultant an option to purchase up to $150,000 worth of common stock at $1.02 per share along with one warrant with an exercise price of $1.02 which vest at a rate of $50,000 equally on July 1, 2007, October 1, 2007 and January 1, 2008.
During May 2007, the Company issued a total of 99,447 shares of common stock to seven investors pursuant to provisions within their investment subscription agreements consummated in 2006 which provides for additional shares to be issued as an anti-dilutive measure which terminated in May 2007. These shares issued pursuant to the anti-dilutive measure will be accounted for as additional shares issued as part of the overall original sale of stock related to the investment subscription agreement during 2006. The par value of the 99,447 shares of common stock will recorded as a reduction to additional paid-in capital.
During May 2007, the Company issued 13,637 shares of common stock to a board director as payment for serving as a director. The value of the 13,637 shares totaled $16,364 of $1.20 per share.
During May 2007, the Company issued 25,000 shares of common stock to a board director as prepayment for future services performed totaling $30,000 or $1.20 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
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
I. OVERVIEW
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
To date, we have derived the majority of our revenues developing professional applications for our customers. We have completed a number of contracts with companies such as Aramco, Lockheed Martin, Chrysler, Chevron, Sandia National Laboratories, The Falk Group and Woods Hole Oceanographic Institute.
Although we continue our operations in professional applications for our customers, we will begin to focus more of our attention in leveraging our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. Using our haptics technology, games and applications will have the crucial missing “third sense” to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software. Our haptic technology and related hardware for consumers will become the focus of our operations which we will devote majority of our resources to further developing, seeking new business relationships in the video game software developers and hardware manufacturers. We believe our haptic technology will be ready to market to consumers in latter part of the 2nd quarter of 2007 possibly generating revenues in the 2nd quarter of 2007.
II. CRITICAL ACCOUNTING POLICIES AND ESTIMATES
High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our financial statements for the quarter ended March 31, 2007, and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2007. However, we are evaluating how improvements in processes and other changes in haptics technology and our emerging video games business may impact revenue recognition policies in the future.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006
REVENUES. During the three months ended March 31, 2007, we had revenues of $128,731 as compared to revenues of $38,781 during the three months ended March 31, 2006, a increase of approximately 232%. During the three months ended March 31, 2007, our revenues were derived from the development of professional applications for customers. In 2006, we redirected much of our attention in the development and completion of our haptics technology and hardware platforms for consumers, however, we still generated revenues during both periods from developing professional applications, with more contracts occurring in 2007 than in 2006. We will still continue to provide development of professional applications in future years but not at the level as prior years since we believe our future growth will be centered around our haptics technology and hardware platform for consumers.
COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of Goods Sold, which consists of materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $107,481 for the three months ended March 31, 2007, compared to $25,679 for the three months ended March 31, 2006. Our average gross profit percentage on contract activity was approximately 17% for the three months ended March 31, 2007, compared to 51% for the three months ended March 31, 2006. The decrease in gross profit percentage resulted as the contracts in 2007 required contracted labor to complete the project, resulting in a lower margin.
RESEARCH AND DEVELOPMENT EXPENSES Research and development totaled $235,570 for the three months ended March 31, 2007 compared to $89,840 for the three months ended March 31, 2006, an increase of $145,730 or 162%. Our research and development for 2007 increased as development was completed for the various software applications of our haptics technology.
GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,551,290 for the three months ended March 31, 2007, compared to $469,027 for the three months ended March 31, 2006 , an increase of $1,082,263 or 231%. The increase in general and administrative expenses compared to the prior year was primarily related to the activity to prepare for the launch of haptic technology sales. Business and professional fees increased approximately $831,000 for business development consulting during 2007. Payroll and other overhead expenses increase approximately $240,000 as we prepared to bring our haptic technology out to market during latter part of the 2nd quarter of 2007.
SALES AND MARKETING EXPENSE Sales and marketing expense totaled $93,352 for the three months ended March 31, 2007 compared to $26,348 for the three months ended March 31, 2006, a increase of $67,004 or 254%. The increase was primarily contributed trade show expenses and professional fees for a public relations firm. We anticipated such expenses to increase during 2007 as we bring our haptic technology out to market during latter part of the 2nd quarter of 2007.
LOSS FROM OPERATIONS: We had a Loss from Operations of $1,900,150 for the three months ended March 31, 2007, compared to a Loss from Operations of $596,810 for the three months ended March 31, 2006. Our operating losses have increased as a result of the increase in our operating expenses as described above.
NET LOSS. We had a net loss of $2,016,199, or $0.09 per share, for the three months ended March 31, 2007, compared to $800,711, or $0.04 per share, for the three months ended March 31, 2006. Our net losses increased as a result of the increase in our operating expenses as described above. Additionally, our interest expense increased $110,757, but this was offset by an increase in interest income of $27,635.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2007, the Company, the Company had total current assets of $8,913,786 and total current liabilities of $1,038,631, resulting in a working capital surplus of $7,875,155. As of March 31, 2007, the Company had cash totaling $8,368,921. Our cash flows to operating activities for the three months ended March 31, 2007 was $1,058,534. Our cash flows to investing activities for the three months ended March 31, 2007 was $15,639. Our cash flows from financing activities for the three months ended March 31, 2007 was $9,187,626. Overall, the Company’s cash flows for the three months ended March 31, 2007, netted a surplus of $8,113,453. During the three months ended March 31, 2007, the Company raised approximately $9,663,000 from the sale of shares of common stock with warrants through an equity agreement and exercise of stock purchase warrants. The equity agreement allows for the sale of an additional $1,000,000 common stock and warrants to a strategic investor, which the Company closed on the sale of 580,000 units for $580,000 on May 11, 2007. This recent equity raised should allow the Company to further develop its haptics technology, and seek and develop strategic partnerships with game publishers and hardware manufacturers that will utilize the Company’s haptics technology. The Company believes that it has sufficient capital and existing equity financing arrangements, as result of the equity raise, to sustain its operations beyond twelve months and execute its current business plans with respect to the haptics technology.

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
There have been no significant changes in our internal controls over financial reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2007, we issued a total of 145,000 shares of common stock to two individuals in payment of consulting services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as consultants and their dealings with companies similar to ours, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Securities Act.
In January 2007, we issued 9,000 shares of common stock Ralph Anderson in payment for services rendered on our audit committee. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status on our audit committee and his dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.
In January 2007, we issued 25,000 shares of common stock to Gerald Grafe, one of our directors, in payment for legal services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as our legal counsel and his dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.
In January 2007, we issued 115,000 shares of common stock to Todd M. Ficeto pursuant to an exercise of warrants at a purchase price of $0.50 per share. The recipient of the common stock was an accredited investor within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an accredited investor and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In January 2007, we issued 500,000 shares of common stock at a price per share of $1.00, together with Common Stock Purchase Warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share, exercisable until February 2012. The eight recipients of the common stock and warrants were accredited investors within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holders were permitted access to our management for the purpose of acquiring investment information. Due to the holders’ status as accredited investors and their dealings with development companies generally, we deem the holders sophisticated for the purposes of Section 4(2) of the Securities Act.
In February 2007, we issued 13,621 shares of common stock to an employee pursuant to the cashless exercise of 25,000 stock options. The recipient of the shares was Antonia Chappell. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an employee and her dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.
In February 2007, we issued a total of 197,700 shares of common stock to four individuals in payment of consulting services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ status as consultants and their dealings with companies similar to ours, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Securities Act.
In February 2007, we issued 232,627 shares of common stock to Lunar Design in satisfaction of an accrued liability related to the conversion of a note payable. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as a consultant and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.
In February 2007, we issued 9,260 shares of common stock to Dejobaan Games as payment for the acquisition of software. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.
In March 2007, we issued 300,000 shares of common stock to Todd M. Ficeto pursuant to an exercise of warrants at a purchase price of $0.25 per share. The recipient of the common stock was an accredited investor within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as an accredited investor and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
Pursuant to that certain Unit Subscription Agreement entered into among Novint and 42 accredited investors on February 23, 2007, as amended on March 2, 2007 and March 30, 2007 (the “Unit Subscription Agreement”), Novint issued and sold an additional $580,000 of Units, at a price of $1.00 per Unit, to four of the original 42 accredited investors (the “Purchasers”). Each Unit consists of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $1.50 per share. The additional financing closed on May 11, 2007 (the “Second Closing”). The Unit Subscription Agreement was amended on March 2, 2007 to extend the date of the First Closing to March 6, 2007 and was further amended on March 30, 2007 to, among other things, extend the date of the Second Closing to May 11, 2007. Gross proceeds from the additional financing were $580,000. There were no commissions paid in connection with the additional financing. The net proceeds of the additional financing will be used by Novint for general working capital purposes.
As part of the terms of the Unit Subscription Agreement, Novint entered into an Investor Rights Agreement, as amended (the “Investor Rights Agreement”), with the Purchasers whereby Novint has agreed to file a registration statement to register for resale the shares of common stock sold in the financing, including the shares of common stock underlying the warrants, by May 31, 2007. Subject to certain exceptions, in the event the registration statement is not filed by May 31, 2007, or does not become effective within certain time periods set forth in the Investor Rights Agreement, Novint would be required to pay each Purchaser in the First and Second Closing an amount in cash equal to 0.0333% of the sum of (i) the purchase amount paid by the Purchaser and (ii) the amount paid upon exercise of the warrants for each day the filing or effectiveness of the registration statement is delayed and, pursuant to the terms of the warrants, the Purchasers would be entitled to exercise their warrants pursuant to a cashless exercise formula. In addition, the Registrant has agreed not to grant any registration rights that are senior to the registration rights of the Purchasers for a period of two years from the closing date without the prior written consent of a majority of the Purchasers.
The foregoing description of the Unit Subscription Agreement, the Investor Rights Agreement, and the warrants does not purport to be complete and is qualified in its entirety by the exhibits attached to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2007 as well as Amendment No. 1 to the Unit Subscription Agreement attached hereto as Exhibit 10.48, Amendment No. 2 to the Unit Subscription Agreement attached hereto as Exhibit 10.49 and Amendment No. 1 to the Investor Rights Agreement attached hereto as Exhibit 10.50.
Item 6. Exhibits

Number	Description
3.1 (1)	Articles of Incorporation

3.2 (6)	Amended and Restated Bylaws

3.3 (1)	Articles of Merger

3.4 (1)	Certificate of Merger

4.1 (1)	Articles of Incorporation (See Exhibit 3.1)

4.2 (3)	Form of Common Stock Purchase Warrant, April 2006

4.3 (7)	Form of Common Stock Purchase Warrant, March 2007

10.1 (1)	License Agreement with Sandia; Amendments

Number	Description
10.2 (1)	Lease for 9620 San Mateo

10.3 (1)	Employment Agreement with Tom Anderson

10.4 (1)	Employment Agreement with Walter Aviles

10.5 (1)	2004 Stock Incentive Plan

10.6 (1)	Shareholders Agreement

10.7 (1)	Lock Up Agreement

10.8 (1)	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9 (1)	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12 (1)	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

10.13 (1)	Purchase Order from DaimlerChrylser Corporation

10.14 (1)	Purchase Order # 94059 from LockheedMartin Corporation

10.15 (1)	Purchase Order # 96996 from LockheedMartin Corporation

10.16 (1)	Purchase Order # 97860 from LockheedMartin Corporation

10.17 (1)	Purchase Order # Q50601685 from LockheedMartin Corporation

Number	Description
10.18 (1)	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19 (1)	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20 (1)	Purchase Order #24232 from Sandia National Laboratories

10.21 (1)	Purchase Order #27467 from Sandia National Laboratories

10.22 (1)	Purchase Order #117339 from Sandia National Laboratories

10.23 (1)	Purchase Order #250810 from Sandia National Laboratories

10.24 (1)	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

10.25 (1)	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26 (1)	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.27 (1)	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28 (1)	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29 (1)	Intellectual Property License Agreement with Force Dimension LLC

10.30 (1)	Purchase Order with Lockheed Martin dated April 1, 2005

10.31 (1)	Purchase Order with Lockheed Martin dated April 4, 2005

10.32 (1)	Purchase Order with Lockheed Martin dated April 21, 2005

10.33 (1)	Purchase Order with Deakin University dated April 6, 2004

Number	Description
10.34 (1)	Purchase Order with Robarts Research dated September 24, 2004

10.35 (1)	Purchase Order with University of New Mexico dated March 16, 2004

10.36 (1)	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37 (1)	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.38 (2)	Purchase Order with Lockheed Martin dated February 16, 2006

10.39 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.40 (2)	Purchase Order with Lockheed Martin dated March 3, 2006

10.41 (3)	Form of Subscription Agreement for Securities, April 2006.

10.42 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.

10.44 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.

10.45 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.46 (7)	Form of Unit Subscription Agreement, March 2007

10.47 (7)	Form of Investor Rights Agreement, March 2007

10.48	Amendment No. 1 to Unit Subscription Agreement dated March 2, 2007

10.49	Amendment No. 2 to Unit Subscription Agreement dated March 30, 2007

10.50	Amendment No. 1 to Investor Rights Agreement dated March 30, 2007

14 (2)	Code of Ethics

Number	Description
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer

31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Financial Officer

(1)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

(2)	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

(3)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(4)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(5)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on December 20, 2006, and incorporated herein by reference.

(6)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 1, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.
All other exhibits are filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.

By:	/s/ TOM ANDERSON

Tom Anderson
Chief Executive Officer, President and Chief
Financial Officer
May 15, 2007

EXHIBIT INDEX

Exhibit Number	Description

10.48	Amendment No. 1 to Unit Subscription Agreement dated March 2, 2007

10.49	Amendment No. 2 to Unit Subscription Agreement dated March 30, 2007

10.50	Amendment No. 1 to Investor Rights Agreement dated March 30, 2007

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer

31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Financial Officer