Form 10KSB/A
period 2006-12-31
NOVINT TECHNOLOGIES INC
filed 2007-08-09
CIK 1282980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

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
Number of Shares outstanding as of March 14, 2007 was 30,441,299.
Documents Incorporated By Reference: None
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE
     This Amendment to the Annual Report on Form 10-KSB of the Registrant is made solely to conform the Certification filed herewith as Exhibit 31 to conform precisely to the provisions and text of Item 601(b) of Regulation S-B. Accordingly, this Amendment to the Annual Report on Form 10KSB of the Registrant has not been updated or modified in any other way and speaks only as of the date of the original filing, April 2, 2007.
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
Director Independence
     We currently have one director, Mr. Grafe, who is an independent director as that term is defined under NASDAQ Rule 4200(a)(15).
ITEM 13. EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation

3.2 (6)	Amended and Restated Bylaws

3.3 (1)	Articles of Merger

3.4 (1)	Certificate of Merger

4.1 (1)	Articles of Incorporation (See Exhibit 3.1)

4.2 (3)	Form of Common Stock Purchase Warrant, April 2006

4.3 (7)	Form of Common Stock Purchase Warrant, March 2007

10.1 (1)	License Agreement with Sandia; Amendments

10.2 (1)	Lease for 9620 San Mateo

10.3 (1)	Employment Agreement with Tom Anderson

10.4 (1)	Employment Agreement with Walter Aviles

10.5 (1)	2004 Stock Incentive Plan

10.6 (1)	Shareholders Agreement

10.7 (1)	Lock Up Agreement

10.8 (1)	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9 (1)	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12 (1)	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

Number	Description
10.13 (1)	Purchase Order from DaimlerChrylser Corporation

10.14 (1)	Purchase Order # 94059 from LockheedMartin Corporation

10.15 (1)	Purchase Order # 96996 from LockheedMartin Corporation

10.16 (1)	Purchase Order # 97860 from LockheedMartin Corporation

10.17 (1)	Purchase Order # Q50601685 from LockheedMartin Corporation

10.18 (1)	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19 (1)	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20 (1)	Purchase Order #24232 from Sandia National Laboratories

10.21 (1)	Purchase Order #27467 from Sandia National Laboratories

10.22 (1)	Purchase Order #117339 from Sandia National Laboratories

10.23 (1)	Purchase Order #250810 from Sandia National Laboratories

10.24 (1)	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

10.25 (1)	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26 (1)	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.27 (1)	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28 (1)	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29 (1)	Intellectual Property License Agreement with Force Dimension LLC

10.30 (1)	Purchase Order with Lockheed Martin dated April 1, 2005

10.31 (1)	Purchase Order with Lockheed Martin dated April 4, 2005

10.32 (1)	Purchase Order with Lockheed Martin dated April 21, 2005

10.33 (1)	Purchase Order with Deakin University dated April 6, 2004

10.34 (1)	Purchase Order with Robarts Research dated September 24, 2004

10.35 (1)	Purchase Order with University of New Mexico dated March 16, 2004

10.36 (1)	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37 (1)	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.38 (2)	Purchase Order with Lockheed Martin dated February 16, 2006

10.39 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.40 (2)	Purchase Order with Lockheed Martin dated March 3, 2006

10.41 (3)	Form of Subscription Agreement for Securities, April 2006.

10.42 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.

10.44 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.

10.45 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.46 (7)	Form of Unit Subscription Agreement, March 2007

10.47 (7)	Form of Investor Rights Agreement, March 2007

14 (2)	Code of Ethics

Number	Description
31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Financial Officer

(1)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

(2)	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

(3)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(4)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(5)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on December 20, 2006, and incorporated herein by reference.

(6)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 1, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.
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

SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.
Dated: August 8, 2007	By:	/s/ Tom Anderson
Tom Anderson,
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tom Anderson Tom Anderson	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	August 8, 2007

/s/ Marvin Maslow Marvin Maslow	Director	August 8, 2007