Form 10QSB
period 2007-06-30
NOVINT TECHNOLOGIES INC
filed 2007-08-14
CIK 1282980

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 14, 2007 there were 31,636,455 shares of common stock outstanding and no other outstanding classes of a common equity security.
Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Novint Technologies, Inc.
BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,178,256
Investment in marketable debt instruments, held-to-maturity	1,980,900
Accounts receivable	9,807
Prepaid expenses and other current assets	225,396
Inventory	11,924
Costs and estimated earnings in excess of billings on contracts	10,818
Deposit on purchase of inventory	252,457

Total current assets	7,669,558

PROPERTY AND EQUIPMENT, NET	348,645
SOFTWARE DEVELOPMENT COSTS, NET	589,320
INTANGIBLE ASSETS, NET	389,776

Total assets	$8,997,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$310,809
Accrued payroll related liabilities	113,807
Accrued expenses	512,433
Accrued expenses — related parties	16,960
Deferred revenue	21,746

Total current liabilities	975,755

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, authorized 150,000,000 shares, $0.01 par value; 31,345,100 shares issued and outstanding	313,452
Additional paid-in capital	23,988,936
Accumulated deficit	(16,276,239)
Accumulated other comprehensive income (loss)	(4,605)

Total stockholders’ equity	8,021,544

Total liabilities and stockholders’ equity	$8,997,299

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Project	$30,173	$44,494	$158,904	$81,350
Product	35,490	286	35,490	2,211

Total revenue	65,663	44,780	194,394	83,561

Cost of goods sold:
Project	16,254	37,888	123,735	63,567
Product	41,445	—	41,445	—

Total cost of goods sold	57,699	37,888	165,180	63,567

Gross profit	7,964	6,892	29,214	19,994

Operating expenses
Research and development	387,071	73,704	622,641	163,544
General and administrative	1,019,277	551,963	2,570,567	1,020,990
Depreciation and amortization	67,929	25,201	109,117	49,898
Sales and marketing	224,697	60,087	318,049	86,435

Total operating expenses	1,698,974	710,955	3,620,374	1,320,867

Loss from operations	(1,691,010)	(704,063)	(3,591,160)	(1,300,873)

Other (income) expense
Interest income	(79,913)	—	(107,548)	—
Interest expense	36	167,982	143,720	200,909

Net other expenses (income)	(79,877)	167,982	36,172	200,909

Net loss	(1,611,133)	(872,045)	(3,627,332)	(1,501,782)

Preferred stock accretion	—	—	—	(170,974)

Net loss available to common stockholders	$(1,611,133)	$(872,045)	$(3,627,332)	$(1,672,756)

Loss per share, basic and diluted:
Net loss	$(0.05)	$(0.05)	$(0.13)	$(0.09)

Net loss available to common stockholders	$(0.05)	$(0.05)	$(0.13)	$(0.10)

Weighted-average common shares outstanding, basic and diluted	30,817,996	17,150,198	27,105,868	16,316,950

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss)	Total

Balances, December 31, 2006	19,894,091	$198,942	$12,624,562	$(12,648,907)	$(4,605)	$169,992

Common stock sold for cash, net of offering costs of $424,364	10,080,000	100,800	9,554,836	—	—	9,655,636
Common stock issued related to exercise of options/warrants	428,621	4,286	128,350	—	—	132,636
Common stock issued to consultants for services	318,518	3,185	355,317	—	—	358,502
Common stock issued for repayment of notes payable	232,627	2,326	355,755	—	—	358,081
Common stock issued for settlement of accrued liabilities	282,536	2,825	324,694	—	—	327,519
Options vested for employees services	—	—	190,620	—	—	190,620
Options vested to consultants for services	—	—	445,889	—	—	445,889
Common stock issued for purchase of licenses	9,260	93	9,908	—	—	10,001
Common stock issued pursuant to previous investment agreements	99,447	995	(995)	—	—	—
Net loss	—	—	—	(3,627,332)	—	(3,627,332)

Balances, June 30, 2007	31,345,100	$313,452	$23,988,936	$(16,276,239)	$(4,605)	$8,021,544

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from (to) operating activities:
Net loss	$(3,627,332)	$(1,501,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	109,117	49,898
Common stock issued for services	358,502	38,500
Options issued to employees and consultants for services	636,509	379,978
Reprice of warrants previously granted in debt offering	—	155,748
Changes in operating assets and liabilities:
Accounts receivable	(9,807)	74,215
Prepaid expenses	(131,329)	(23,685)
Inventory	(11,924)	—
Deferred financing costs	—	(70,322)
Deposits	30,614	—
Accounts payable and accrued liabilities	252,408	277,311
Accrued expenses related party	(54,915)	—
Deferred revenue	21,746	—
Costs and estimated earnings in excess of billings on contracts, net	(10,818)	(23,402)
Billings in excess of costs and estimated earnings on contracts, net	(5,500)	(12,670)

Net cash (used in) operating activities	(2,442,729)	(656,211)

Cash flows from (to) investing activities:
Capital outlay for software development costs	(320,920)	—
Capital outlay for investment in marketable debt intruments	(1,980,900)	—
Purchase of licensing rights	(97,006)	—
Property and equipment acquisitions	(78,283)	(15,294)

Net cash provided by (used in) investing activities	(2,477,109)	(15,294)

Cash flows from (to) financing activities:
Proceeds from exercise of options	132,636	—
Proceeds from issuance of common stock	10,080,000	645,000
Offering costs	(370,010)	(14,500)
Proceeds from notes payable	—	340,000
Repayment of notes payable	—	(40,000)

Net cash provided by financing activities	9,842,626	930,500

Net increase (decrease) in cash and cash equivalents	4,922,788	258,995
Cash and cash equivalents at beginning of period	255,468	42,127

Cash and cash equivalents at end of period	$5,178,256	$301,122

Supplemental information:
Interest paid	$—	$—

Income taxes paid	$—	$—

Non-cash investing and financing activities:
Deferred financing cost recognized and netted against paid-in capital	$54,354	$—

Purchase of licenses with common stock	$10,001	$—

Payment of accrued research and development liabilities with common stock	$—	$465,000

Payment of notes payable and accrued interest with common stock	$358,081	$983,846

Payment of accrued liabilities with common stock	$327,519	$—

Fair value accretion on conditionally redeemable, convertible preferred stock	$—	$170,974

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS
Basis of Presentation
The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company“or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-KSB (as amended) for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
Reclassifications
Certain prior year amounts were reclassified to conform to the June 30, 2007 presentation.
Nature of Business
Novint Technologies, Inc. (the “Company” or “Novint”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company. The Company currently is engaged in the development and sale of haptics products and equipment, including installation services and support, to production and manufacturing companies in the United States. Haptics refers to one’s sense of touch. The Company is expanding into the consumer interactive computer gaming market, which is a substantial departure from its current business of offering product development services and limited sales of haptic technology. The Company’s operations are based in New Mexico with sales of its haptics products primarily to consumers through the Company’s website at www.novint.com.
Management’s Plans
As of June 30, 2007, the Company had total current assets of $7,669,558 and total current liabilities of $975,755, resulting in a working capital surplus of $6,698,703. As of June 30, 2007, the Company had cash totaling $5,178,256. During the six months ended June 30, 2007 as further discussed in Note 7, the Company raised approximately $9,788,000 from the sale of shares of common stock with warrants through an equity agreement and exercise of stock purchase warrants net of offering costs. This recent equity raised should allow the Company to further develop its haptics technology, and seek and develop strategic partnerships with game publishers and hardware manufacturers that will utilize the Company’s haptics technology. The Company believes that it has sufficient capital and existing equity financing arrangements, as a result of the equity raise, to sustain its operations beyond twelve months and execute its current business plans with respect to the haptics technology.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Software Development Costs
The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2005. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of June 30, 2007, the Company’s capitalized software development costs totaled $589,320 (net of $122,004 of accumulated amortization). The estimated annual amortization expense related to the capitalized software development cost is approximately $126,000 per year. Amortization expense for the six ended June 30, 2007 and 2006 totaled $34,548 and $707.
The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through June 30, 2007, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all costs to research and development expense in the periods incurred.
Investment in Marketable Debt Instruments
The Company has investments in marketable debt instruments comprising mainly of commercial grade bonds which are held to maturity. Investments held to maturity which mature within one year are classified as a current asset and those beyond twelve months will be classified as non-current assets.
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $17,597 and $12,108 for the six months ended June 30, 2007 and 2006, respectively.
Intangible Assets
Intangible assets consist of licensing agreements of $599,001 and patents of $10,734, and are carried at cost less accumulated amortization of $219,959. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the six months ended June 30, 2007 and 2006, the Company recognized amortization expense of approximately $56,972 and $37,083, respectively, related to intangible assets.
Annual amortization of intangible assets remaining at June 30, 2007, is as follows:

Year Ended December 31,
2007	104,248
2008	120,500
2009	120,500
2010	42,028
2011 and after	2,500

Total	$389,776

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
Revenue from product sales relates to the sale of the Novint Falcon haptic interface, which is a human-computer user interface (the Falcon). The Falcon allows the user to experience a sense of touch by holding onto a grip (handle) that is attached to the Falcon. The Falcon is manufactured by an unrelated party and is shipped to Novint at which point it becomes inventory. It is then shipped directly to customers from Novint at which point it is recognized as revenue.
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
The customers are provided a one year warranty from the Company. The manufacturer further provides a one year warranty to the Company for manufacturer defects. As of June 30, 2007 the Company has accrued $3,028 as warranty reserve.
Loss per Common Share
Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of June 30, 2007 and 2006, the Company had a total of 26,245,724 and 11,484,763 in potentially dilutive securities, respectively.

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
The Company recognized $190,620 and $158,140 in share-based compensation expense for the six months ended June 30, 2007 and 2006, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model. In calculating the fair value of options for stock based compensation for the six months ended June 30, 2007, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 5.00% to 5.25%, volatility of the options ranged from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranged from $0.66 to $1.20 per share.
Research and Development
Research and development costs are expensed as incurred and amounted to $622,641 and $163,544 for the six months ended June 30, 2007 and 2006, respectively.
Recent Accounting Pronouncements
The Company has adopted all accounting pronouncements issued before June 30, 2007, which are applicable to the Company.
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
NOTE 3 — COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON CONTRACTS
Costs and estimated earnings in excess of billings on contracts consisted of the following at June 30, 2007:

Costs and estimated earnings incurred on uncompleted contracts	$104,080
Billings on uncompleted contracts	(93,262)

Costs and estimated earnings in excess of billings on uncompleted contracts	$10,818

Billings in excess of costs and estimated earnings on contracts consisted of the following at:

Billings on uncompleted contracts	$—
Costs and estimated earnings incurred on uncompleted contracts	—

Billings in excess of costs and estimated earnings on uncompleted contracts	$—

NOTE 4 — INTANGIBLE ASSETS
Intangible assets consisted of the following at June 30, 2007:

Licensing agreements	$599,001
Patent	10,734
Less accumulated amortization	(219,959)

$389,776

In April 2007, the Company entered into an Intellectual Property Acquisition Agreement to purchase certain intellectual property in consideration for $60,000 in cash and 200,000 shares of the Company’s common stock with an aggregate value of $302,000. As of June 30, 2007, the Company had not yet issued the 200,000 shares or paid the $60,000 and has recorded an accrual in the amount of $302,000. The intellectual property has been recorded within the licensing agreements and shall be amortized on a straight line basis over five years. The agreement provides for a provision in which the seller may earn an additional $15,000 in cash and 50,000 in common shares if the seller continues full time service with the Company as either an employee or consultant for at least one year, see Note 9 for additional discussion. The seller entered into an employment agreement with the Company in June 2007.
NOTE 5 — CONVERTIBLE NOTES PAYABLE
During 2005, the Company executed convertible promissory notes in the amount of $358,081 to Lunar Design for the costs incurred during 2005 associated with contracted research and development efforts. The promissory notes were non-interest bearing, past their maturity dates (maturity dates varied throughout 2006) and were due on demand. If the promissory notes were not paid in full in cash at the promissory notes’ maturity date, the Company was to convert the unpaid balance of the note into shares of the Company’s common stock at the price per share equal to the last sale price of the Company’s common stock on the maturity date, or on the last business day prior to the maturity date. Subsequent to the maturity dates, the Company negotiated with Lunar regarding conversion terms and during the quarter ended March 31, 2007, the Company converted the entire remaining balance totaling $358,081 of the promissory note balance into 232,627 shares of common stock and agreed to issue an additional 77,313 shares valued at $81,178 to cover a portion of $141,532 as settlement, which has been recorded as interest expense during the six months ended June 30, 2007.
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
Compensation arrangements to the consultant are as follows:
Cash compensation — The Company will pay Consultant $50,000 each quarter as compensation for these services.
Equity compensation — Subject to applicable laws, and the Company’s stock option plan, and consistent with the Company’s usual option grant terms, The Company will grant to Consultant options to purchase 1,413,933 shares of the Company’s common stock. The options shall have an exercise price of $1.00 per share, and shall be exercisable for 7 years from the date of grant. In May 2007, the Company increased the options from 1,413,933 to 1,613,933 which 200,000 is subject to Option Group B and 200,000 subject to Option Group C. The additional options for 400,000 shares have an exercise price of $1.02. The options for 1,413,933 shares were granted to Consultant on May 1, 2006, and the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share.
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
Option Group A. Options equal to 5/7th’s of consultant’s total number of options shall vest monthly over five years, with the first such installment vesting June 1, 2006. If at any time the number of options vested shall be determined, the number vested according to the preceding monthly installment schedule shall be rounded to the nearest whole number of options. During the six months ended June 30, 2007, the Consultant vested options for 86,712 shares with a fair value of $57,920. As of June 30, 2007, the Consultant has total vested options for 201,927 shares.
Option Group B. Options equal to 1/7th of consultant’s total number of options shall vest on the close of a sale of equity in the Company to a Consultant Source totaling not less than $1,000,000 net proceeds to the Company, or on the vesting of Option Group C, whichever first occurs. A “Consultant Source” is a party that Consultant first introduces to the Company (i.e., the Company had no relationship with the party prior to Consultant’s introduction), and who purchases equity in the Company in a transaction in which Consultant actively participates in communications and negotiations, and who purchase equity in the Company prior to the termination of this Agreement. During the six months ended June 30, 2007, the Consultant earned and was granted all of the eligible options totaling 173,419 shares related to a Unit Subscription Agreement as discussed in Note 7.
Option Group C. Options equal to 1/7th of consultant’s total number of options shall vest on the date that The Company’s cumulative product sales total either (a) 100,000 units of Falcon interface units (not including end effectors or other accessories sold apart from a base unit) or (b) $20,000,000 in revenue to the Company. As of June 30, 2007, there were no options related to Option Group C earned and vested.
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
On May 24, 2007, the Company granted this Consultant option to purchase Units consisting of 147,059 shares of common stock and warrants to purchase 147,059 shares of common stock at an exercise price of $1.50 per share. The option for each Unit has an exercise price of $1.02 per Unit which shall vest 49,020 on July 1, 2007; 49,020 on October 1, 2007; and 49,019 on January 1, 2008 which the Consultant has up to thirty (30) days to exercise such option from the each portion vest otherwise forfeit such option. The option related to these Units has been accounted for under EITF 96-18 whereby the vested portion will be valued at the end of each reporting period. For the six months ended June 30, 2007, the Company has recorded $47,447 as an expense associated with the vested portion of the options. Since the option is comprised of a share of common stock and warrant, each component has been separately valued using the Black-Scholes option pricing model. The assumptions used for valuing the common stock component under Black-Scholes are as follow: exercise price of $1.02; stock price of $0.99; term of 2 months; volatility of 157%; and discount rate of 5%. The assumptions used for valuing the warrant component under Black-Scholes are as follow: exercise price of $1.50; stock price of $0.99; term of 3 years and 2 months; volatility of 157%; and discount rate of 5%.

NOTE 7 — STOCKHOLDERS’ EQUITY
On June 19, 2007, the Company’s stockholders approved an increase in the authorized shares of common stock from 50,000,000 shares to 150,000,000 shares and to cancel the 4,000 authorized Series A Preferred Stock.
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
During May 2007, the Company sold 580,000 shares of common stock and warrants for 580,000 shares of common stock to 4 investors for a total of $580,000. The warrants have an exercise price of $1.50 per share and life of five years.
Unit Subscription Agreement
On March 5, 2007, the Company entered into a Unit Subscription Agreement (the “Agreement”) with 42 accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $9,000,000 of Units, at a price of one dollar per Unit. Each Unit consists of one share of common stock, and one five-year warrant to purchase one share of common stock at an exercise price of $1.50. Accordingly, an aggregate of 9,000,000 shares of its common stock, and warrants to purchase 9,000,000 shares of common stock were issued (the “Financing”). The Financing closed on March 5, 2007. Under the terms of the Unit Subscription Agreement the Company may sell an additional 1,000,000 Units for $1,000,000 to a strategic investor, of which the Company closed on the sale of 580,000 units for $580,000 on May 11, 2007. Gross proceeds from the Financing to the Company were $9,000,000, of which $320,010 was paid to certain individuals who served as placement agents for the transaction and approximately $50,000 was paid to counsel for the Purchasers in connection with the transaction. In addition, the Company had netted a previously capitalized deferred offering cost totaling $54,354 towards the gross proceeds from the Financing. The Company granted warrants to purchase 320,000 shares of common stock with an exercise price of $1.50 to certain individuals who served as placement agents in the financing and options to purchase 173,419 shares of common stock with an exercise price of $1.00 to AF Double Eagle upon the closing of the Financing. These warrants and options have been accounted for as related offering costs. Mr. Tom Anderson, the Company’s Chief Executive Officer, invested $25,000 in the Financing.

As part of the terms of the Agreement, the Company entered into an Investor Rights Agreement among the Purchasers pursuant to which the Company has agreed to file a registration statement to register for resale the shares of common stock sold in the Financing, including the shares of common stock underlying the warrants, within 55 days following the closing of the Financing. Subject to certain exceptions, in the event the registration statement is not filed within such 55 day period or does not become effective within certain time periods set forth in the Investor Rights Agreement, the Company would be required to pay each purchaser in the Financing an amount in cash equal to 0.0333% of the sum of (i) the purchase amount paid by the Purchaser and (ii) the amount paid upon exercise of the warrants for each day the filing or effectiveness of the registration statement is delayed and, pursuant to the terms of the warrants, the Purchasers would be entitled to exercise their warrants pursuant to a cashless exercise formula. In addition, the Company has agreed not to grant any registration rights that are senior to the registration rights of the Purchasers for a period of two years from the closing date without the prior written consent of a majority of the Purchasers. The Company filed a Form SB-2 registration statement as required by the Agreement on May 24, 2007 and it became effective on June 19, 2007 within the required timeline of the Agreement.
NOTE 8 — RELATED PARTIES
On February 18, 2004, the Company granted to a significant shareholder for future services 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At June 30, 2007, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.00%, volatility of 157%, estimated life of 10 years and a fair market value of $0.99 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $18,851 and $14,068, respectively, was recorded as consultant expense during the six months ended June 30, 2007 and 2006.
In March 2004, Normandie New Mexico Corporation, which is owned by the Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the six months ended June 30, 2007 and 2006, the Company had paid $112,500 and $-0-, respectively, for these services. As of June 30, 2007, the Company owed $0 to Normandie New Mexico under the agreement.
On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the member of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. At June 30, 2007, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.00%, volatility of 157%, estimated life of 10 years and a fair market value of $0.98 per share. The vesting schedule is prorated over the reporting period, and approximately $21,102 and $52,875, respectively, was recorded as consultant expense during the six months ended June 30, 2007 and 2006.
NOTE 9 — SUBSEQUENT EVENTS
As noted in Note 4, the Company entered into an Intellectual Property Acquisition Agreement which the Company had issued 250,000 shares of common stock and paid $75,000 in July 2007 with regards to this agreement.
In July 2007, the Company issued 16,190 shares of common stock as a result of certain stock options having been exercised on a cashless basis at $0.25 per share.
In July 2007, the Company issued 19,942 shares of common stock for certain licensing fees.
In July 2007, the Company issued 5,233 shares of common stock for payment of accrued liabilities to a member of its audit committee.

Item 2. Management’s Discussion and Analysis or Plan of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the company with the securities and exchange commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company’s actual results and could cause the company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack of resources to maintain the company’s good standing status and requisite filings with the securities and exchange commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this quarterly report.
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
Although we continue our operations in professional applications for our customers, we will begin to focus more of our attention in leveraging our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. Using our haptics technology, games and applications will have the crucial missing “third sense” to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software. Our haptic technology and related hardware for consumers will become the focus of our operations which we will devote majority of our resources to further developing, seeking new business relationships in the video game software developers and hardware manufacturers. We began selling our haptic product in June 2007 through our website at www.novint.com. We currently are selling one haptic product which is a haptic game controller device called the Novint Falcon marketed in a bundled package for $189 which includes several game software. Although our sales of the Novint Falcon during the 2nd quarter have been limited, we anticipate sales of the Novint Falcon to substantially increase in the next six months in 2007.
II. CRITICAL ACCOUNTING POLICIES AND ESTIMATES
High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our financial statements for the quarter ended June 30 2007, and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2007. However, we are evaluating how improvements in processes and other changes in haptics technology and our emerging video games business may impact revenue recognition policies in the future.

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
Revenue from product sales relates to the sale of the Novint Falcon haptic interface, which is a human-computer user interface (the Falcon). The Falcon allows the user to experience a sense of touch by holding onto a grip (handle) that is attached to the Falcon. The Falcon is manufactured by an unrelated party and is shipped to Novint at which point it becomes inventory. It is then shipped directly to customers from Novint at which point it is recognized as revenue.
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006
REVENUES. During the three months ended June 30, 2007, we had revenues of $65,663 as compared to revenues of $44,780 during the three months ended June 30, 2006, a increase of approximately 47%. During the three months ended June 30, 2007, our revenues were derived from the development of professional applications for customers totaling $30,173, and the sale of our haptic technology product totaling $35,490. In 2006, we redirected much of our attention in the development and completion of our haptics technology and hardware platforms for consumers. Our haptic game controller device product was launched in June 2007. We still generated revenues during both periods from developing professional applications. We will still continue to provide development of professional applications in future years but not at the level as prior years since we believe our future growth will be centered around our haptics technology and hardware platform for consumers.
COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of Goods Sold, which consists of the cost of the haptic technology products sold, materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $57,699 for the three months ended June 30, 2007, compared to $37,888 for the three months ended June 30, 2006. During the three months ended June 30, 2007, our cost of goods sold comprised of cost associated from development of professional applications totaling $16,254, and costs associated with our haptic technology product totaling $41,445. Our overall gross profit percentage was approximately 12% for the three months ended June 30, 2007, compared to 16% for the three months ended June 30, 2006. For the three months ended June 30, 2007, our gross profit from our development of professional applications approximated 46% and gross loss from the sale of our haptics technology product approximated (17)%. Our gross loss experienced for the sale of our haptics technology product was a result to a lesser extent of such product having been initially distributed without any consideration for promotional and marketing purposes and to a greater extent a result of the Company having its initial shipments of the haptics technology product sent utilizing air shipment delivery in order to meet its June 18, 2007 launch date. The Company may use air shipment delivery in the future, but does not intend to as a standard operating procedure.
RESEARCH AND DEVELOPMENT EXPENSES Research and development totaled $387,071 for the three months ended June 30, 2007 compared to $73,704 for the three months ended June 30, 2006, an increase of $313,367 or 425%. Our research and development for 2007 increased as development was completed for the various software applications of our haptics technology. We anticipate our research and development expenses to remain at the current levels as we continue to develop new software associated with the haptics technology product.
GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,019,277 for the three months ended June 30, 2007, compared to $551,963 for the three months ended June 30, 2006, an increase of $467,314 or 85%. The increase in general and administrative expenses compared to the prior year was primarily related to the activity to prepare for the launch of haptic technology sales. Business and professional fees increased approximately $383,000 for business development consulting during 2007. Payroll and other overhead expenses increase approximately $211,000 as we prepared to bring our haptic technology out to market during latter part of the 2nd quarter of 2007. We anticipate such expenses to continue to increase as a result of the commencement sales of our haptic technology product during 2007.
SALES AND MARKETING EXPENSE Sales and marketing expense totaled $224,697 for the three months ended June 30, 2007 compared to $60,087 for the three months ended June 30, 2006, a increase of $164,610 or 274%. The increase was primarily contributed to website development, trade show expenses and professional fees for a public relations firm. We anticipated such expenses to increase during 2007 as we bring our haptic technology out to market.
LOSS FROM OPERATIONS: We had a Loss from Operations of $1,691,010 for the three months ended June 30, 2007, compared to a Loss from Operations of $704,063 for the three months ended June 30, 2006. Our operating losses have increased as a result of the increase in our operating expenses as described above.

NET LOSS. We had a net loss of $1,611,133, or $0.05 per share, for the three months ended June 30, 2007, compared to $872,045, or $0.05 per share, for the three months ended June 30, 2006. Our net losses increased as a result of the increase in our operating expenses as described above. Additionally, our interest expense decreased $167,946, and we had interest income of $79,913, since all debt was eliminated in the first quarter of 2007.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006
REVENUES. During the six months ended June 30, 2007, we had revenues of $194,394 as compared to revenues of $83,561 during the six months ended June 30, 2006, a increase of approximately 133%. During the six months ended June 30, 2007, our revenues were derived from the development of professional applications for customers, and the sale of our Haptic technology product. In 2006, we redirected much of our attention in the development and completion of our haptics technology and hardware platforms for consumers. Our haptic game controller device product was launched in June 2007. We still generated revenues during both periods from developing professional applications. We will still continue to provide development of professional applications in future years but not at the level as prior years since we believe our future growth will be centered around our haptics technology and hardware platform for consumers.
COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of Goods Sold, which consists of the cost of the haptic technology products sold, materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $165,180 for the six months ended June 30, 2007, compared to $63,567 for the six months ended June 30, 2006. During the six months ended June 30, 2007, our cost of goods sold comprised of cost associated from development of professional applications totaling $123,735, and cost associated with our haptic technology product totaling $41,445. Our overall gross profit percentage was approximately 15% for the six months ended June 30, 2007, compared to 23% for the six months ended June 30, 2006. For the six months ended June 30, 2007, our gross profit from our development of professional applications approximated 22% and gross loss from the sale of our haptics technology product approximated (17)%. The decrease in gross profit percentage was primarily related to our gross loss on the sale of the haptics technology product during the three months ended June 30, 2007.
RESEARCH AND DEVELOPMENT EXPENSES Research and development totaled $622,641 for the six months ended June 30, 2007 compared to $163,544 for the six months ended June 30, 2006, an increase of $459,097 or 281%. Our research and development for 2007 increased as development was completed for the various software applications of our haptics technology. We anticipate our research and development expenses to remain at the current levels as we continue to develop new software associated with the haptics technology product.
GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $2,570,567 for the six months ended June 30, 2007, compared to $1,020,990 for the six months ended June 30, 2006, an increase of $1,549,577 or 152%. The increase in general and administrative expenses compared to the prior year was primarily related to the activity to prepare for the launch of haptic technology sales. Business and professional fees increased approximately $1,275,000 for business development consulting during 2007. Payroll and other overhead expenses increase approximately $346,000 as we prepared to bring our haptic technology out to market during latter part of the 2nd quarter of 2007. We anticipate a continued increase in payroll and other overhead expenses for the remaining periods in 2007 as we fully commence the sales of our haptics technology product.
SALES AND MARKETING EXPENSE Sales and marketing expense totaled $318,049 for the six months ended June 30, 2007 compared to $86,435 for the six months ended June 30, 2006, a increase of $231,614 or 268%. The increase was primarily contributed to website development, trade show expenses and professional fees for a public relations firm. We anticipated such expenses to increase during 2007 as we continue to bring our haptic technology out to market.

LOSS FROM OPERATIONS: We had a Loss from Operations of $3,591,160 for the six months ended June 30, 2007, compared to a Loss from Operations of $1,300,873 for the six months ended June 30, 2006. Our operating losses have increased as a result of the increase in our operating expenses as described above.
NET LOSS. We had a net loss of $3,627,332, or $0.13 per share, for the six months ended June 30, 2007, compared to $1,672,756, or $0.09 per share, for the six months ended June 30, 2006. Our net losses increased as a result of the increase in our operating expenses as described above. Additionally, our interest expense decreased $57,189, and we had interest income of $107,548 in 2007, since all debt was eliminated in the first quarter of 2007.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2007, the Company had total current assets of $7,669,558 and total current liabilities of $975,755, resulting in a working capital surplus of $6,693,803. As of June 30, 2007, the Company had cash and cash equivalents totaling $5,178,256. Our cash flows to operating activities for the six months ended June 30, 2007 was $2,442,729. Our cash flows to investing activities for the six months ended June 30, 2007 was $2,477,109. Our cash flows from financing activities for the six months ended June 30, 2007 was $9,842,626. Overall, the Company’s cash flows for the six months ended June 30, 2007, netted a surplus of $4,922,788. During the six months ended June 30, 2007, the Company raised approximately $10,080,000 from the sale of shares of common stock with warrants through an equity agreement and exercise of stock purchase warrants. This recent equity raised should allow the Company to further develop its haptics technology, and seek and develop strategic partnerships with game publishers and hardware manufacturers that will utilize the Company’s haptics technology. The Company believes that it has sufficient capital and existing equity financing arrangements, as result of the equity raise, to sustain its operations beyond twelve months and execute its current business plans with respect to the haptics technology.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2007, we issued 580,000 shares of common stock at a price per share of $1.00, together with Common Stock Purchase Warrants to purchase 580,000 shares of common stock at an exercise price of $1.50 per share, exercisable until May 2012. The four recipients of the common stock and warrants were accredited investors within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holders took the securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holders were permitted access to our management for the purpose of acquiring investment information. Due to the holders’ status as accredited investors and their dealings with development companies generally, we deem the holders sophisticated for the purposes of Section 4(2) of the Securities Act.
In May 2007, we issued 11,539 shares of common stock to Dreams In Motion for services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of the shares. The recipient of the shares was an accredited investor within the meaning of Regulation D of the Securities Act. The holder took the shares for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder’s status as an accredited investor and its dealings with development companies generally, we deem the holder sophisticated for the purposes of Section 4(2) of the Securities Act.
In May 2007, we issued 185,717 shares of common stock to a consultant for services rendered to us. The recipient of the shares was Lunar Design. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of the shares. The holder took the shares for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder’s status as a consultant and its dealings with development companies generally, we deem the holder sophisticated for the purposes of Section 4(2) of the Securities Act.

In May 2007, we increased the equity compensation options related to a consulting agreement negotiated on May 1, 2006 with AF Double Eagle from 1,213,933 to 1,613,933. The exercise price for such additional options is $1.02 per share. In addition, we granted the consultant an option to purchase up to $150,000 worth of Units at a price of $1.02 per Unit. Each Unit consists of one share of common stock along with one warrant to purchase one share of common stock at an exercise price of $1.50 per share which vests at a rate of $50,000 equally on July 1, 2007, October 1, 2007 and January 1, 2008. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of the securities. The holder took the securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder’s status as a consultant and its dealings with development companies generally, we deem the holder sophisticated for the purposes of Section 4(2) of the Securities Act.
In May 2007, we issued a total of 99,447 shares of common stock to seven investors pursuant to provisions within their investment subscription agreements consummated in 2006 which provided for additional shares to be issued as an anti-dilutive measure which terminated in May 2007. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of the shares. The holders took the shares for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The holders were permitted access to our management for the purpose of acquiring investment information. Due to the holders’ status as accredited and their dealings with development companies generally, we deem the holders sophisticated for the purposes of Section 4(2) of the Securities Act.
In May 2007, we issued 13,637 shares of common stock to a board director as payment for serving as a director. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of the shares. The holder took the shares for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder’s status as a director and his dealings with development companies generally, we deem the holder sophisticated for the purposes of Section 4(2) of the Securities Act.
During May 2007, we issued 25,000 shares of common stock to a board director as prepayment for future services to be performed. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of the shares. The holder took the shares for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder’s status as a director and his dealings with development companies generally, we deem the holder sophisticated for the purposes of Section 4(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On June 19, 2007, at a special meeting of our shareholders, the shareholders voted as indicated on the following matters submitted to them for consideration:
(a)	To amend and restate the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) to increase the number of authorized shares of the Company’s Common Stock from 50,000,000 to 150,000,000 and to cancel the authorized shares of the Company’s Series A Preferred Stock.

For	Against	Abstain
19,480,076	61,318	11,478
(b)	To amend and restate the Novint Technologies, Inc. 2004 Stock Incentive Plan to increase the number of authorized shares from 3,500,000 to 7,500,000.

For	Against	Abstain	Broker Non-Vote
15,899,841	56,762	11,043	3,585,226
No other business was presented at the meeting. Based upon the voting, both proposals were approved by the shareholders.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description
3.1 (9)	Amend and Restated Certificate of Incorporation
3.2 (6)	Amended and Restated Bylaws
3.3 (1)	Articles of Merger
3.4 (1)	Certificate of Merger
4.1 (1)	Articles of Incorporation (See Exhibit 3.1)
4.2 (3)	Form of Common Stock Purchase Warrant, April 2006
4.3 (7)	Form of Common Stock Purchase Warrant, March 2007
10.1 (1)	License Agreement with Sandia; Amendments
10.2 (1)	Lease for 9620 San Mateo
10.3 (1)	Employment Agreement with Tom Anderson
10.4 (1)	Employment Agreement with Walter Aviles
10.5 (10)	Amended and Restated 2004 Stock Incentive Plan
10.6 (1)	Shareholders Agreement
10.7 (1)	Lock Up Agreement
10.8 (1)	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.
10.9 (1)	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.
10.10 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.
10.11 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.
10.12 (1)	Statement of Work between Chevron Corporation and Novint Technologies, Inc.
10.13 (1)	Purchase Order from DaimlerChrylser Corporation
10.14 (1)	Purchase Order # 94059 from LockheedMartin Corporation
10.15 (1)	Purchase Order # 96996 from LockheedMartin Corporation
10.16 (1)	Purchase Order # 97860 from LockheedMartin Corporation
10.17 (1)	Purchase Order # Q50601685 from LockheedMartin Corporation
10.18 (1)	Purchase Order # QQ060592 from LockheedMartin Corporation
10.19 (1)	Purchase Order # Q50608809 from LockheedMartin Corporation
10.20 (1)	Purchase Order # 24232 from Sandia National Laboratories
10.21 (1)	Purchase Order # 27467 from Sandia National Laboratories
10.22 (1)	Purchase Order # 117339 from Sandia National Laboratories
10.23 (1)	Purchase Order # 250810 from Sandia National Laboratories
10.24 (1)	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.
10.25 (1)	Purchase Order for Lunar Design, Inc. dated April 7, 2005
10.26 (1)	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.
10.27 (1)	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.
10.28 (1)	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.
10.29 (1)	Intellectual Property License Agreement with Force Dimension LLC
10.30 (1)	Purchase Order with Lockheed Martin dated April 1, 2005
10.31 (1)	Purchase Order with Lockheed Martin dated April 4, 2005
10.32 (1)	Purchase Order with Lockheed Martin dated April 21, 2005
10.33 (1)	Purchase Order with Deakin University dated April 6, 2004
10.34 (1)	Purchase Order with Robarts Research dated September 24, 2004
10.35 (1)	Purchase Order with University of New Mexico dated March 16, 2004
10.36 (1)	Amendment to Agreement with Force Dimension Dated May 5, 2005
10.37 (1)	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.
10.38 (2)	Purchase Order with Lockheed Martin dated February 16, 2006
10.39 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006
10.40 (2)	Purchase Order with Lockheed Martin dated March 3, 2006
10.41 (3)	Form of Subscription Agreement for Securities, April 2006.
10.42 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.
10.44 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.
10.45 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.46 (7)	Form of Unit Subscription Agreement, March 2007
10.47 (7)	Form of Investor Rights Agreement, March 2007
10.48 (8)	Amendment No. 1 to Unit Subscription Agreement dated March 2, 2007
10.49 (8)	Amendment No. 2 to Unit Subscription Agreement dated March 30, 2007
10.50 (8)	Amendment No. 1 to Investor Rights Agreement dated March 30, 2007
10.51 (10)	Purchase Order with The Falk Group, LLC dated January 16, 2007
10.52 (11)	Tournabout Intellectual Property Acquisition Agreement dated July 17, 2007
10.53 (12)	Lease Agreement dated May 29, 2007

Number	Description
10.54 (12)	Lease Agreement dated June 21, 2007
14 (2)	Code of Ethics
31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer
32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

(2)	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

(3)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(4)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(5)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on December 20, 2006, and incorporated herein by reference.

(6)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 1, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.

(8)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 15, 2007.

(9)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on June 21, 2007.

(10)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 24, 2007.

(11)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on July 20, 2007.

(12)	Filed with the Issuer’s Registration Statement on Form SB-2 on July 27, 2007.
All other exhibits are filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVTIN TECHNOLOGIES, INC.
	By:	/s/ TOM ANDERSON
Tom Anderson
August 14, 2007		Chief Executive Officer, President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer
32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer