Form 10QSB
period 2007-09-30
NOVINT TECHNOLOGIES INC
filed 2007-11-15
CIK 1282980

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 12, 2007 there were 31,898,955 shares of common stock outstanding and no other outstanding classes of a common equity security.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Novint Technologies, Inc.
BALANCE SHEET
(Unaudited)

September 30, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,680,334
Investment in marketable debt instruments, held-to-maturity	1,993,633
Accounts receivable	31,804
Prepaid expenses and other current assets	578,811
Inventory	133,308
Costs and estimated earnings in excess of billings on contracts	5,892
Deposit on purchase of inventory	648,960

Total current assets	6,072,742

PROPERTY AND EQUIPMENT, NET	500,464
SOFTWARE DEVELOPMENT COSTS, NET	642,830
INTANGIBLE ASSETS, NET	401,156

Total assets	$7,617,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$229,265
Accrued payroll related liabilities	117,622
Accrued expenses	283,439
Accrued expenses - related parties	18,753
Deferred revenue	46,779

Total current liabilities	695,858

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, authorized 150,000,000 shares, $0.01 par value; 31,898,955 shares issued and outstanding	318,990
Additional paid-in capital	24,800,998
Accumulated deficit	(18,194,049)
Accumulated other comprehensive income (loss)	(4,605)

Total stockholders' equity	6,921,334

Total liabilities and stockholders' equity	$7,617,192

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2007	2006	2007	2006
Revenue:
Project	$5,892	$56,212	$164,796	$137,562
Product	81,785	(231)	117,275	1,980
Total revenue	87,677	55,981	282,071	139,542

Cost of goods sold:
Project	2,569	37,132	126,304	100,699
Product	87,896	-	129,341	-
Total cost of goods sold	90,465	37,132	255,645	100,699

Gross profit	(2,788)	18,849	26,426	38,843

Operating expenses
Research and development	290,932	87,802	913,573	251,346
General and administrative	1,160,109	922,241	3,730,676	1,943,231
Depreciation and amortization	93,879	25,812	202,996	75,710
Sales and marketing	452,148	37,975	770,197	124,410
Total operating expenses	1,997,068	1,073,830	5,617,442	2,394,697

Loss from operations	(1,999,856)	(1,054,981)	(5,591,016)	(2,355,854)

Other (income) expense
Interest income	(85,025)	(139)	(192,573)	(139)
Interest expense	2,979	5,747	146,699	206,656
Net other expenses	(82,046)	5,608	(45,874)	206,517

Net loss	(1,917,810)	(1,060,589)	(5,545,142)	(2,562,371)

Preferred stock accretion	-	-	-	(170,974)

Net loss available to common stockholders	$(1,917,810)	$(1,060,589)	$(5,545,142)	$(2,733,345)

Loss per share, basic and diluted:
Net loss	$(0.06)	$(0.06)	$(0.19)	$(0.15)
Net loss available to common stockholders	$(0.06)	$(0.06)	$(0.19)	$(0.16)

Weighted-average common shares outstanding, basic and diluted	31,626,498	18,201,060	28,772,362	16,944,987

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balances, December 31, 2006	19,894,091	$198,942	$12,624,562	$(12,648,907)	$(4,605)	$169,992

Common stock sold for cash, net of offering costs of $439,364	10,330,000	103,300	9,787,336	-	-	9,890,636
Common stock issued related to exercise of options/warrants	444,811	4,448	132,132	-	-	136,580
Common stock issued to consultants for services	381,018	3,810	430,192	-	-	434,002
Common stock issued for repayment of notes payable	232,627	2,326	355,755	-	-	358,081
Common stock issued for settlement of accrued liabilities	507,701	5,077	595,327	-	-	600,404
Options vested for employees services	-	-	303,878	-	-	303,878
Options vested to consultants for services	-	-	562,902	-	-	562,902
Common stock issued for purchase of licenses	9,260	93	9,908	-	-	10,001
Common stock issued pursuant to previous investment agreements	99,447	994	(994)	-	-	-
Net loss	-	-	-	(5,545,142)	-	(5,545,142)

Balances, September 30, 2007	31,898,955	$318,990	$24,800,998	$(18,194,049)	$(4,605)	$6,921,334

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30,
	2007	2006

Cash flows from (to) operating activities:
Net loss	$(5,545,142)	$(2,562,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	202,996	75,710
Common stock issued for services	434,002	105,938
Options issued to employees and consultants for services	866,780	843,332
Reprice of warrants previously granted in debt offering	-	155,748
Changes in operating assets and liabilities:
Accounts receivable	(31,804)	74,650
Prepaid expenses	(1,133,704)	(27,097)
Inventory	(133,308)	-
Deferred financing costs	-	(70,322)
Deposits	283,071	-
Accounts payable and accrued liabilities	218,459	272,595
Accrued expenses related party	(53,122)	-
Deferred revenue	46,779	-
Costs and estimated earnings in excess of billings on contracts, net	(5,892)	(59,098)
Billings in excess of costs and estimated earnings on contracts, net	(5,500)	(4,370)
Net cash (used in) operating activities	(4,856,385)	(1,195,285)

Cash flows from (to) investing activities:
Capital outlay for software development costs	(406,519)	-
Capital outlay for investment in marketable debt instruments	(1,993,633)	-
Purchase of licensing rights	(155,462)	(11,731)
Property and equipment acquisitions	(244,809)	(22,498)
Net cash (used in) investing activities	(2,800,423)	(34,229)

Cash flows from (to) financing activities:
Proceeds from exercise of options	136,684	-
Proceeds from issuance of common stock	10,330,000	1,925,000
Offering costs	(385,010)	(14,500)
Proceeds from notes payable	-	340,000
Repayment of notes payable	-	(240,000)
Net cash provided by financing activities	10,081,674	2,010,500

Net increase (decrease) in cash and cash equivalents	2,424,866	780,986
Cash and cash equivalents at beginning of period	255,468	42,127

Cash and cash equivalents at end of period	$2,680,334	$823,113

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Deferred financing cost recognized and netted against paid-in capital	$54,354	$-
Purchase of licenses with common stock	$10,001	$-
Payment of accrued research and development liabilities with common stock	$-	$465,000
Payment of notes payable and accrued interest with common stock	$358,081	$983,846
Payment of accrued liabilities with common stock	$585,634	$-
Fair value accretion on conditionally redeemable, convertible preferred stock	$-	$170,974

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company“ or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-KSB (as amended) for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Reclassifications

Certain prior year amounts were reclassified to conform to the September 30, 2007 presentation.

Nature of Business

Novint Technologies, Inc. (the “Company” or “Novint”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company. The Company currently is engaged in the development and sale of haptics products and equipment, including installation services and support, to production and manufacturing companies in the United States. Haptics refers to one’s sense of touch. The Company is expanding into the consumer interactive computer gaming market, which is a substantial departure from its business of offering product development services and limited sales of haptic technology. The Company’s operations are based in New Mexico with sales of its haptics products primarily to consumers through the Company’s website at www.novint.com and retail outlets beginning in fall 2007.

Management’s Plans

As of September 30, 2007, the Company had total current assets of $6,072,742 and total current liabilities of $695,858, resulting in a working capital surplus of $5,376,884. As of September 30, 2007, the Company had cash totaling $2,680,334. During the nine months ended September 30, 2007 as further discussed in Note 7, the Company raised approximately $9,891,000 from the sale of shares of common stock with warrants through an equity agreement and exercise of stock purchase warrants net of offering costs. This recent equity raised should allow the Company to further develop its haptics technology, and seek and develop strategic partnerships with game publishers and hardware manufacturers that will utilize the Company’s haptics technology. As a result of the equity raise the Company believes that it has sufficient capital and existing equity financing arrangements to sustain its operations beyond twelve months and execute its current business plans with respect to the haptics technology.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Development Costs

The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of September 30, 2007, the Company’s capitalized software development costs totaled $642,830 (net of $154,092 of accumulated amortization). The estimated annual amortization expense related to the capitalized software development cost is approximately $155,000 per year. Amortization expense related to software development costs for the nine months ended September 30, 2007 and 2006 totaled $66,637 and $1,832.

The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through September 30, 2007, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all related costs to research and development expense in the periods incurred.

Investment in Marketable Debt Instruments

The Company has investments in marketable debt instruments comprised primarily of commercial grade bonds which are classified as held to maturity. Investments held to maturity, which mature within one year, are classified as a current asset and those beyond twelve months will be classified as non-current assets.

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $32,304 and $18,253 for the nine months ended September 30, 2007 and 2006, respectively.

Intangible Assets

Intangible assets consist of licensing agreements of $627,491 and patents of $40,706, and are carried at cost less accumulated amortization of $267,041. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the nine months ended September 30, 2007 and 2006, the Company recognized amortization expense of approximately $104,055 and $57,457, respectively, related to intangible assets.

Annual amortization of intangible assets remaining at September 30, 2007, is as follows:

Year Ended December 31,
2007	49,166
2008	129,997
2009	129,719
2010	48,443
2011 and after	43,831

Total	$401,156

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

The Company’s revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.

Revenue from product sales relates to the sale of the Falcon haptics interface, which is a human-computer user interface (the Falcon). The Falcon allows the user to experience sensory information when using a computer and its handle and is the approximate size and shape of a writing instrument. The Falcons are manufactured by an unrelated party

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold.

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

The Company’s customers are provided a warranty from the Company’s supplier. This warranty guarantees that the supplier’s products shall be free from manufacturing defects. The supplier agrees to provide, free of charge, replacements for any components found to be defective within 1 year of delivery. As of September 30, 2007, the Company has accrued $3,028 as warranty reserve.

Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of September 30, 2007 and 2006, the Company had a total of 27,322,342 and 12,546,763 in potentially dilutive securities, respectively.

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

The Company recognized $303,878 and $233,720 in employee share-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model. In calculating the fair value of options for stock based compensation for the nine months ended September 30, 2007, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 5.00% to 5.25%, volatility of the options ranged from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranged from $0.66 to $1.20 per share.

Research and Development

Research and development costs are expensed as incurred and amounted to $898,803 and $251,346 for the nine months ended September 30, 2007 and 2006, respectively.

Recent Accounting Pronouncements

The Company has adopted all accounting pronouncements issued before September 30, 2007, which are applicable to the Company.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of the provisions of FIN 48 did not have an impact on its financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of its 2007 fiscal year. The adoption of the provisions of SAB 108 did not have an impact on its financial condition or results of operations.

NOTE 3 — COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON CONTRACTS

Costs and estimated earnings in excess of billings on contracts consisted of the following at September 30, 2007:

Costs and estimated earnings incurred on uncompleted contracts	$5,892
Billings on uncompleted contracts	-
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,892

Billings in excess of costs and estimated earnings on contracts consisted of the following at:

Billings on uncompleted contracts	$-
Costs and estimated earnings incurred on uncompleted contracts	-
Billings in excess of costs and estimated earnings on uncompleted contracts	$-

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2007:

Licensing agreements	$627,491
Patent	40,707
Less accumulated amortization	(267,042)
$401,156

In April 2007, the Company entered into an Intellectual Property Acquisition Agreement to purchase certain intellectual property in consideration for $60,000 in cash and 200,000 shares of the Company’s common stock with an aggregate value of $302,000. The intellectual property has been recorded within the licensing agreements and shall be amortized on a straight line basis over three years. The agreement also provides for a provision in which the seller may earn an additional $15,000 in cash and 50,000 in common shares if the seller continues full time service with the Company as either an employee or consultant for at least one year, which both additional amounts have been issued to the seller as of September 30, 2007.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

During 2005, the Company executed convertible promissory notes in the amount of $358,081 to Lunar Design for the costs incurred during 2005 associated with contracted research and development efforts. The promissory notes were non-interest bearing, past their maturity dates (maturity dates varied throughout 2006) and were due on demand. If the promissory notes were not paid in full in cash at the promissory notes’ maturity date, the Company was to convert the unpaid balance of the note into shares of the Company’s common stock. The conversion price per share will be equal to the last sale price of the Company’s common stock on the maturity date, or on the last business day prior to the maturity date. Subsequent to the maturity dates, the Company negotiated with Lunar regarding conversion terms and during the quarter ended March 31, 2007, the Company converted the entire remaining balance totaling $358,081 of the promissory note balance into 232,627 shares of common stock and agreed to issue an additional 77,313 shares valued at $81,178 to cover a portion of $141,532 as settlement, which has been recorded as interest expense during the nine months ended September 30, 2007.

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

Effective May 1, 2006, the Company entered into negotiations for a consultant agreement with AF Double Eagle (“Consultant”) whereby Consultant will become a full time employee of the Company approximately 6 months after the effective date of the agreement. The Company and Consultant may transition into Consultant becoming a full time employee earlier upon mutual consent. In accordance with the agreement, the Consultant will assist the Company in revenue generation, strategic partnering, strategic planning, seeking funding sources and general corporate operations.

Compensation arrangements to the consultant are as follows:

Cash compensation — The Company will pay Consultant $50,000 each quarter as compensation for these services.

Equity compensation — Subject to applicable laws, and the Company’s stock option plan, and consistent with the Company’s usual option grant terms, The Company will grant to Consultant options to purchase 1,413,933 shares of the Company’s common stock. The options shall have an exercise price of $1.00 per share, and shall be exercisable for 7 years from the date of grant. In May 2007, the Company increased the options from 1,413,933 to 1,613,933 which 200,000 is subject to Option Group B and 200,000 subject to Option Group C. The additional options for 400,000 shares have an exercise price of $1.02. The options for 1,413,933 shares were granted to the Consultant on May 1, 2006. The Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share.

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

The options shall initially be unvested. The Company and the Consultant anticipate that vesting of options will continue in connection with employment. If such employment is not entered for any or no reason, then any options unvested at the termination of this Agreement shall be forfeited to the Company.

Option Group A. Options equal to 5/7th’s of Consultant’s total number of options shall vest monthly over five years, with the first such installment vesting June 1, 2006. If at any time the number of options vested shall be determined, the number vested according to the preceding monthly installment schedule shall be rounded to the nearest whole number of options. During the nine months ended September 30, 2007, the Consultant vested options for 130,065 shares with a fair value of $98,849. As of September 30, 2007, the Consultant has total vested options for 242,281 shares.

Option Group B. Options equal to 1/7th of consultant’s total number of options shall vest on the close of a sale of equity in the Company to a Consultant Source totaling not less than $1,000,000 net proceeds to the Company, or on the vesting of Option Group C, whichever first occurs. A “Consultant Source” is a party that Consultant first introduces to the Company (i.e., the Company had no relationship with the party prior to Consultant’s introduction), and who purchases equity in the Company in a transaction in which Consultant actively participates in communications and negotiations, and who purchase equity in the Company prior to the termination of this Agreement. During the nine months ended September 30, 2007, the Consultant earned and was granted all of the eligible options totaling 173,419 shares related to a Unit Subscription Agreement as discussed in Note 7.

Option Group C. Options equal to 1/7th of consultant’s total number of options shall vest on the date that the Company’s cumulative product sales total either (a) 100,000 units of Falcon interface units (not including end effectors or other accessories sold apart from a base unit) or (b) $20,000,000 in revenue to the Company. As of September 30, 2007, there were no options related to Option Group C earned and vested.

In addition, if after three years Consultant has not vested the 2/7ths options from Group B and C then whatever portion unvested will vest as if it had been part of the group A options. Therefore, on the third anniversary, 3/5ths of the total unvested options will vest and the remaining 2/5ths will vest over the next two years.

Bonus compensation — The Company will pay to Consultant an amount equal to 4% of the net proceeds to the Company of any sale of equity to a Consultant Source closing before the termination of this Agreement. The Company will pay to Consultant an amount equal to 20% of the gross revenue to the Company of any Consultant Sales, where Consultant Sales are sales of the Company’s products to parties that were first introduced to the Company by Consultant but only for so long as Consultant is actively promoting and driving sales to the party and actively managing the relationship with the party.

Although this consulting agreement has not been signed, the Company has paid and continues to pay Consultant under the terms of the agreement and the options were considered granted May 1, 2006.

On May 24, 2007, the Company granted this Consultant an option to purchase Units consisting of 147,059 shares of common stock and warrants to purchase 147,059 shares of common stock at an exercise price of $1.50 per share. The option for each Unit has an exercise price of $1.02 per Unit which shall vest 49,020 on July 1, 2007; 49,020 on October 1, 2007; and 49,019 on January 1, 2008 which the Consultant has up to thirty (30) days to exercise such option from the each portion vest otherwise forfeit such option. The option related to these Units has been accounted for under EITF 96-18 whereby the vested portion will be valued at the end of each reporting period. For the nine months ended September 30, 2007, the Company has recorded $78,734 as an expense associated with the vested portion of the options. Since the option is comprised of a share of common stock and warrant, each component has been separately valued using the Black-Scholes option pricing model. The assumptions used for valuing the common stock component under Black-Scholes are as follow: exercise price of $1.02; stock price of $0.80 to $0.99; term of 1 month; volatility of 141% to 157%; and discount rate of 5%. The assumptions used for valuing the warrant component under Black-Scholes are as follow: exercise price of $1.50; stock price of $0.80 to $0.99; term of 3 years; volatility of 141% to 157%; and discount rate of 5%. For the nine months ended September 30, 2007, the Consultant has exercised the July 1, 2007 option for 49,020 shares.

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

During May 2007, the Company issued a total of 99,447 shares of common stock to seven investors pursuant to provisions within their investment subscription agreements consummated in 2006 which provides for additional shares to be issued as an anti-dilutive measure which terminated in May 2007. These shares issued pursuant to the anti-dilutive measure was accounted for as additional shares issued as part of the overall original sale of stock related to the investment subscription agreement during 2006. The par value of the 99,447 shares of common stock was recorded as a reduction to additional paid-in capital.

During May 2007, the Company sold 580,000 shares of common stock and warrants for 580,000 shares of common stock to 4 investors for a total of $580,000. The warrants have an exercise price of $1.50 per share and life of five years.

During August 2007, the Company sold 250,000 shares of common stock and warrants for 62,500 shares of common stock to one investor for a total of $250,000. The Company paid $15,000 in offering costs associated with the sale and received net proceeds of $235,000. The warrants have an exercise price of $1.50 per share and life of five years.

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

As part of the terms of the Agreement, the Company entered into an Investor Rights Agreement among the Purchasers pursuant to which the Company has agreed to file a registration statement to register for resale of the shares of common stock sold in the Financing, including the shares of common stock underlying the warrants, within 55 days following the closing of the Financing. Subject to certain exceptions, in the event the registration statement is not filed within such 55 day period or does not become effective within certain time periods set forth in the Investor Rights Agreement, the Company would be required to pay each purchaser in the Financing an amount in cash equal to 0.0333% of the sum of (i) the purchase amount paid by the Purchaser and (ii) the amount paid upon exercise of the warrants for each day the filing or effectiveness of the registration statement is delayed and, pursuant to the terms of the warrants, the Purchasers would be entitled to exercise their warrants pursuant to a cashless exercise formula. In addition, the Company has agreed not to grant any registration rights that are senior to the registration rights of the Purchasers for a period of two years from the closing date without the prior written consent of a majority of the Purchasers. The Company filed a Form SB-2 registration statement as required by the Agreement on May 24, 2007 and it became effective on June 19, 2007 within the required timeline of the Agreement.

NOTE 8 — RELATED PARTIES

On February 18, 2004, the Company granted to a significant shareholder, for future services, 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At September 30, 2007, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.00%, volatility of 146%, estimated life of 10 years and a fair market value of $0.79 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $12,148 and $22,690, respectively, was recorded as consultant expense during the nine months ended September 30, 2007 and 2006.

In March 2004, Normandie New Mexico Corporation, which is owned by the former Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the nine months ended September 30, 2007 and 2006, the Company had paid $121,875 and $-0-, respectively, for these services. As of September 30, 2007, the Company owed $6,250 to Normandie New Mexico under the agreement.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the member of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. At September 30, 2007, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.00%, volatility of 146%, estimated life of 10 years and a fair market value of $0.79 per share. The vesting schedule is prorated over the reporting period, and approximately $58,598 and $70,102, respectively, was recorded as consulting expense during the nine months ended September 30, 2007 and 2006.

NOTE 9 - SUBSEQUENT EVENTS

On October 1, 2007, the Company entered into a consulting agreement with a consultant whereby the consultant would provide such services as developing marketing strategies, market analysis and other research services for period of twelve months. As consideration, the consultant will receive monthly cash compensation of $6,500 and warrants to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.80 per share which vest over twelve months.

During October 2007, the Company granted employee stock options to two employees for a total of 50,000 shares of common stock with an exercise price of $0.95 per share. The employee stock options vest over a five year period.

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

Although we continue our operations in professional applications for our customers, we have started to focus more of our attention in leveraging our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market. Using our haptics technology, games and applications will have the crucial missing “third sense”, touch, to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software. Our haptic technology and related hardware for consumers is now the primary focus of our operations whereas in the past it had been professional applications. We will devote a majority of our resources to further developing this market, and seeking new business relationships with video game developers and publishers and hardware manufacturers. We began selling our haptic product, the Novint Falcon, in June 2007 through our website at www.novint.com. We currently are selling one haptic product which is a haptic game controller device called the Novint Falcon marketed in a bundled package which includes several games. Although our sales of the Novint Falcon since product launch have been limited, we anticipate sales of the Novint Falcon to increase as we increase sales and distributions to retailers and as we release new software and games in 2008.

II.     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our financial statements for the quarter ended September 30, 2007, and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2007. However, we are evaluating how improvements in processes and other changes in haptics technology and our emerging video games business may impact revenue recognition policies in the future.

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

Our revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. Novint accounts for these measurements on the balance sheet under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.

Revenue from product sales relates to the sale of the Falcon haptics interface, which is a human-computer user interface (the Falcon). The Falcon allows the user to experience sensory information when using a computer and its handle and is the approximate size and shape of a writing instrument. The Falcons are manufactured by an unrelated party.

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

Our customers are provided a warranty through our supplier. This warranty guarantees that the supplier’s products shall be free from manufacturing defects. The supplier agrees to provide, free of charge, replacements for any components found to be defective within 1 year of delivery. As of September 30, 2007, we have accrued $3,028 as warranty reserve.

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

STOCK BASED COMPENSATION - We account for stock based compensation in accordance with SFAS 123(R), Share-Based Payment which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, related to a Employee Stock Purchase Plan based on the estimated fair values. We have used stock option awards in the past and continue to use them as a means of rewarding our employees and directors for their continued commitment and efforts in helping us execute our overall business plans.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES. During the three months ended September 30, 2007, we had revenues of $87,677 as compared to revenues of $55,981 during the three months ended September 30, 2006, an increase of approximately 57%. During the three months ended September 30, 2007, our revenues were derived from the development of professional applications for customers totaling $5,892, and the sale of our haptic technology product totaling $81,785. In 2006, we redirected much of our attention in the development and completion of our haptics technology and hardware platforms for consumers. Our haptic game controller device was launched in June 2007. We still generated revenues during both periods from developing professional applications. We will continue to provide development of professional applications in future years but not at the levels experienced in prior years since we believe our future growth will be centered around our haptics technology and hardware platform for consumers.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of Goods Sold, which consists of the cost of the haptic technology products sold, materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $90,465 for the three months ended September 30, 2007, compared to $37,132 for the three months ended September 30, 2006. During the three months ended September 30, 2007, our cost of goods sold comprised of cost associated with labor for projects and costs associated with our haptic technology product. Our overall gross loss percentage was approximately (3)% for the three months ended September 30, 2007, compared to a gross profit percentage of 34% for the three months ended September 30, 2006. For the three months ended September 30, 2007, our gross profit from our development of professional applications approximated 56%, and gross loss from the sale of our haptics technology product approximated (7)%. Our gross loss experienced from the sale of our haptics technology product has improved since last quarter, but is still impacted by high freight costs to meet the demands of the initial product distribution.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development totaled $290,932 for the three months ended September 30, 2007 compared to $87,802 for the three months ended September 30, 2006, an increase of $203,130 or 231%. Our research and development for 2007 increased as development was completed for the various software applications of our haptics technology. We anticipate our research and development expenses to remain at the current levels as we continue to develop new software associated with the haptics technology product.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,160,109 for the three months ended September 30, 2007, compared to $922,241 for the three months ended September 30, 2006, an increase of $237,868 or 26%. The increase in general and administrative expenses compared to the prior year was primarily related to the growth in the business to support the sales and marketing of the haptic technology. Business and professional fees decreased approximately $248,000, and payroll and other overhead expenses increase approximately $454,600 as new employees and other expenses are added to expand the business. We anticipate such expenses to continue to slightly increase as we establish the necessary organization for the business.

SALES AND MARKETING EXPENSE. Sales and marketing expense totaled $452,148 for the three months ended September 30, 2007 compared to $37,975 for the three months ended September 30, 2006, an increase of $414,173 or 1,091%. The increase was primarily contributed to website development, trade show expenses and a promotional “Swoop” tour to promote the product immediately following the launch of the product in June 2007. This promotional effort will continue in 2007.

LOSS FROM OPERATIONS. We had a Loss from Operations of $1,999,856 for the three months ended September 30, 2007, compared to a Loss from Operations of $1,054,981 for the three months ended September 30, 2006. Our operating losses have increased as a result of the changes in our operating expenses as described above.

NET LOSS. We had a net loss of $1,917,810, or $0.06 per share, for the three months ended September 30, 2007, compared to $1,060,589, or $0.06 per share, for the three months ended September 30, 2006. Our net losses increased as a result of the increase in our operating expenses as described above. Additionally, our interest expense decreased $2,768, and interest income increased $84,886.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES. During the nine months ended September 30, 2007, we had revenues of $282,071 as compared to revenues of $139,542 during the nine months ended September 30, 2006, a increase of approximately 102%. During the nine months ended September 30, 2007, our revenues were derived from the development of professional applications for customers, and the sale of our Haptic technology product. In 2006, we redirected much of our attention to the development and completion of our haptics technology and hardware platforms for consumers. Our haptic game controller device product was launched in June 2007. We still generated revenues during both periods from developing professional applications. We will still continue to provide development of professional applications in future years but not at the level of prior years since we believe our future growth will be centered on our haptics technology and hardware platform for consumers.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of Goods Sold, which consists of the cost of the haptic technology products sold, materials purchased for resale to customers and the direct labor incurred for delivering on projects, were $255,645 for the nine months ended September 30, 2007, compared to $100,699 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, our cost of goods sold is comprised of cost associated from development of professional applications totaling $126,304, and cost associated with our haptic technology product totaling $129,341. Our overall gross profit percentage was approximately 9% for the nine months ended September 30, 2007, compared to 28% for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, our gross profit from our development of professional applications approximated 23% and gross loss from the sale of our haptics technology product approximated (10)%. The decrease in gross profit percentage was primarily related a shift in sales to our haptics technology product, which has a lower margin than sales from professional applications The lower margin in sales of our haptics technology product is principally due to our high freight costs incurred to meet the demands of the initial product distribution. Recently, we have established a group inside the Company to continue focusing on the professional applications market.

RESEARCH AND DEVELOPMENT EXPENSES Research and development totaled $913,573 for the nine months ended September 30, 2007 compared to $251,346 for the nine months ended September 30, 2006, an increase of $662,227 or 263%. Our research and development for 2007 increased as development was completed for the various software applications of our haptics technology. We anticipate our research and development expenses to remain at the current levels as we continue to develop new software associated with the haptics technology product.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $3,730,676 for the nine months ended September 30, 2007, compared to $1,943,231 for the nine months ended September 30, 2006, an increase of $1,787,445 or 92%. The increase in general and administrative expenses compared to the prior year was primarily related to activity while preparing for the launch of haptic technology sales, professional fees to complete a round of funding in May, and the addition of employees to support the product sales business. Business and professional fees increased approximately $984,000 for business development consulting during 2007. Payroll and other overhead expenses increase approximately $772,000 in support of bringing the technology to market during latter part of the 2nd quarter of 2007. We anticipate some continued increase in payroll and other overhead expenses for the remaining periods in 2007 as we fully commence the sales of our haptics technology product.

SALES AND MARKETING EXPENSE Sales and marketing expense totaled $770,197 for the nine months ended September 30, 2007 compared to $124,410 for the nine months ended September 30, 2006, an increase of $645,787 or 519%. The increase was primarily attributable to website development, trade show expenses and a promotional “Swoop” tour to promote the product immediately following the launch of the product in June 2007. This promotional effort will continue in 2007.

LOSS FROM OPERATIONS. We had a loss from operations of $5,591,016 for the nine months ended September 30, 2007, compared to a loss from operations of $2,355,854 for the nine months ended September 30, 2006. Our operating losses have increased as a result of the increase in our operating expenses as described above.

NET LOSS. We had a net loss of $5,545,142, or $0.19 per share, for the nine months ended September 30, 2007, compared to $2,562,371, or $0.15 per share, for the nine months ended September 30, 2006. Our net losses increased as a result of the increase in our operating expenses as described above. Additionally, our interest expense decreased $59,957, and we had interest income of $192,573 in 2007, since all debt was eliminated in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had total current assets of $6,072,742 and total current liabilities of $695,858, resulting in a working capital surplus of $5,376,884. As of September 30, 2007, the Company had cash totaling $2,680,334 and an investment in marketable debt instruments of $1,993,633. Net cash used in operating activities for the nine months ended September 30, 2007 totaled $4,856,385 compared to $1,195,285 in the same period of the prior year. The increase in net cash used in operating activities compared to the prior year is primarily due to the increase in net loss. Net cash used in investing activities for the nine months ended September 30, 2007 totaled $2,800,423 compared to $34,229 in the same period of the prior year. The increase in net cash used in investing activities compared to the prior year was primarily due to a $1,994,000 cash outlay in investing marketable debt instruments and $407,000 capital outlay for software development costs. Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $10,081,674 compared to $2,010,500 in the same period of the prior year. The increase in cash provided by financing activities compared to the prior year was primarily due to approximately $10,330,000 received from the sale of shares of common stock with warrants through an equity agreement and exercise of stock purchase warrants net of offering costs of $385,010. This recent equity raise should allow the Company to further develop its haptics technology, as well as seek and develop strategic partnerships with game publishers and hardware manufacturers that will utilize the Company’s haptics technology. The Company believes that it has sufficient capital to sustain its operations beyond twelve months and execute its current business plans with respect to the haptics technology.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, we issued 250,000 shares of common stock at a price per share of $1.00, together with Common Stock Purchase Warrants to purchase 62,500 shares of common stock at an exercise price of $1.50 per share, exercisable until August 2012. The recipient of the common stock and warrant was an accredited investor within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holder took the securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder’s status as an accredited investor and its dealings with development companies generally, we deem the holder sophisticated for the purposes of Section 4(2) of the Securities Act.

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

NOVINT TECHNOLOGIES, INC.
	By:	/s/ TOM ANDERSON
Tom Anderson
November 15, 2007		Chief Executive Officer, President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer