Form 10KSB
period 2007-12-31
NOVINT TECHNOLOGIES INC
filed 2008-04-09
CIK 1282980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-51783

NOVINT TECHNOLOGIES, INC.
(name of small business issuer in its charter)

Delaware	85-0461778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Paradise Boulevard NW, Suite B Albuquerque, New Mexico	87114
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (866) 298-4420

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	None

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
Yes  ☐ No  ☑

The issuer’s revenues for the fiscal year ended December 31, 2007 were $415,047.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $26,943,610 based upon the closing price listed on the OTC Bulletin Board on March 19, 2008.

Number of Shares outstanding as of March 19, 2008 was 31,906,619.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No  ☑

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

We are a technology development and licensing company in the field of haptics. Haptics refers to your sense of touch. We develop, market and sell products, applications and technologies that allow people to use their sense of touch to interact with computers. Our website address is www.novint.com. Information provided on our website, however, is not part of this Annual Report on Form 10-KSB and is not incorporated herein.

We historically derived the majority of our revenue developing professional applications for our customers. We have completed work on a number of contracts with companies such as Aramco, Lockheed Martin, Chrysler, Chevron, Sandia National Laboratories, and Woods Hole Oceanographic Institute. However, we intend to generate most of our future revenues from the sale of our Falcon product (described in this section below), the associated “grips,” or handles that are shaped to mirror the application that the product is being used to simulate, e.g. a gun handle, a sword handle, or a steering wheel, and the sale or license of our computer games (designed to be used with the Falcon), and ultimately the license fees from hardware and software companies who support the Falcon. In the third and fourth quarter of 2007, we began shipping the Falcon to commercial retailers and distributors in the U.S. The product is available through retailers such as Fry’s, Tiger Direct, J&R Music Store and others. We intend to further leverage our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market by establishing relationships with leading video game publishers and developers, engaging additional retailers and distributors to sell the product to the public, and, we believe, in the second half of 2008, expanding our distribution efforts internationally. Additionally, in the fourth quarter of 2007 the Company opened its online store for the sale of computer games integrated to work with the Falcon. Customers can download games for use with the Falcon simply by going to the Company’s web site and purchasing the haptics enabled games. We expect to have a significant number of games across many genres, available for customers to purchase and use with the Falcon over the course of 2008. We had 45 titles either available for customers or in progress at the end of 2007. We expect our software sales to be a significant contributor to our revenues and earnings. Using our haptics technology, games and applications have the crucial missing “third sense” to human computer interaction. Users can directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software. We have not derived any revenue from the licensure of our technology for consumer console and PC interactive computer games.

The Haptics Technology Experience

Our computer touch technology allows computer users to realistically feel objects displayed by a computing device using a 3D haptics (or computer-touch) device. A computer user holds onto the handle of a haptics device, which we call a “grip,” which can be moved right-left and forwards-backwards like a mouse, but can also be moved up and down. As the haptics device is moved by the user, it controls a three-dimensional cursor or other pointing icon displayed by the computer (much like a mouse controlling a two-dimensional cursor) and when the cursor makes contact with virtual objects displayed by the computer, the computer registers the contact and updates motors in the haptics device (approximately 1000 times a second) creating feedback to the handle of the haptics device and giving a realistic sense of touch in the user’s hand.

For example, a user can feel the recoil of a gun that has been fired, hit a virtual golf ball, swing a sword at an ogre, throw a football, feel weight and textures of objects, cast a spell by moving a wand, or generally interact with objects displayed by a computer in a more realistic manner by including a detailed and realistic sense of touch. We believe that haptics technology adds another sensory component (the sense of touch) to make games, and other applications, more realistic.

Opportunities in the Interactive Computer Game Market

The interactive computer game market is a very large and rapidly growing market. According to DFC Intelligence, the worldwide video game and interactive entertainment industry is expected to grow from about $33 billion in 2006 to as much as $47 billion in 2009. The forecast includes revenue from video game hardware and software, dedicated portable system hardware and software, PC games, and online PC and console games. DFC Intelligence also forecasts strong growth in all major categories, including PC games, forecasting that the PC game market will grow to over $13 billion by 2012. The three primary gaming console companies are Sony (Playstation 3), Microsoft (Xbox 360), and Nintendo (Wii). We anticipate developing games and hardware for the console platforms. We have developed the Novint Falcon and will be developing complimentary grips as well as a line of games that work with the Falcon as a way to initially enter the interactive computer game market. We initially and will continue to sell these products directly to consumers over the Internet via our website. In the third and fourth quarter of 2007, we began shipping the Falcon to commercial retailers and distributors in the U.S. The product is available through retailers such as Fry’s, Tiger Direct, J&R Music Store and others. We believe in the second half of 2008 will begin our distribution efforts of the Falcon internationally and have taken initial steps to “localize” the product and its associative documentation in different languages for the packaging, marketing, sale and customer support elements of the product in those regions.

Our Interactive Computer Gaming Strategy

Our interactive computer gaming strategy is based upon the creation of a fundamentally new way users interact when playing interactive computer games — adding the sense of touch. The introduction of games incorporating the sense of touch involves development of both hardware and software. We anticipate licensing our haptics enabled hardware designs in the future to a number of hardware manufacturers to gain support for the technology. At the same time, once developed, we anticipate licensing our computer touch software to a number of game publishers to create many haptics enabled video games or licensing games developed by us to game publishers for distribution. We have 45 titles currently available for customers or in progress to download from the Company’s web site. We are in active conversation with many of the leading developers and publishers in the industry to integrate the Falcon with their games. We have recently entered into an agreement with Electronics Arts to develop several popular game titles for use with our technology. We make no assurances that any of these meetings will be successful in forging relationships with other leading developers and publishers. We will also distribute “mods” to popular third party games in order to drive the acceptance of the Falcon in the marketplace, by creating a haptics enabled version of these games. A “mod” is a modification to an existing game.

Our Haptics Hardware and Software Products

To capture our share of the consumer game market we will provide the consumer with the two components necessary for consumers to play with and experience haptics as part of their gaming: hardware and software.

The Novint Falcon

For the hardware component, we have designed and introduced the Novint Falcon for consumers. The Falcon is our flagship product that enables the consumer/user to navigate, in a 3D space, the game that they are seeing on the screen, and to feel the elements that they are seeing, including the textures, force, centrifugal force, recoil, etc. The degree to which these elements are felt by the user (the amount of force/impact, weight of an object) will be determined by the game developer to best suit the game play that they intended. In the future, we intend to develop software that will enable the consumer to customize the forces felt in the game.

We are creating additional hardware devices that work with the Falcon including the handle or “grip” for the device to best mimic the grip that consumers would be using if they were actually participating in the game they are playing. For example, in a shooting game, we will provide a gun handle to better simulate the role the consumer is playing in the game. The number of grips that we have an opportunity to provide is almost limitless. We believe that the consumer will want to purchase several of these grips for each Falcon they purchase. We anticipate that users will gain a greater utility and more realistic sense of touch with these grips, as they are paired with the appropriate games.

The Falcon is designed for consumer retail sales and is sold at consumer price points. We acquired rights to the base hardware designs for the Falcon from Force Dimension, LLC (“Force Dimension”) under our development agreement with them. As part of the transaction with Force Dimension, Force Dimension delivered concept models from which we were able to create a consumer design and initiate manufacturing. We contracted with a design firm, Lunar Design, which worked with the initial concept models to design prototypes that could be manufactured for mass sale and distribution. A working prototype from Lunar Design that can be manufactured for mass sale and distribution was finalized in December of 2005. Our agreements with Lunar Design and Force Dimension are described below.

We have had discussions with other hardware manufacturers to license our hardware technology for use on their hardware platforms. These discussions are ongoing and while we remain optimistic of their outcome, we do not in any way guarantee an agreement with any of these companies will be reached. We have also had discussions with console manufacturers. We believe these manufacturers may want to license our technology as a competitive advantage against other consoles since our technology adds a haptics aspect to the games, differentiating them from other games and we believe, making them more appealing to consumers. These discussions are ongoing and while we remain optimistic of their outcome, we do not in any way guarantee an agreement with any of these companies will be reached.

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

Sales and Marketing Strategy

We sell our products directly to consumers, online through our web site, and online through other websites such as Amazon.com, Circuit City, J&R music store and others, and through retailers, such as Fry’s and Tiger Direct, and others. We will add more titles for sale as they become integrated with the Falcon, and we will sell Grips through the Company’s online store and other retailers as well.

Consumer Awareness

We believe that using and “trying out” the Novint Falcon is an integral component to the purchase decision by the consumer. For this reason we have contracted with our retailers to put the Falcon on display in stores, with associated merchandising collateral, to enable the consumer to try the product in the stores. We also believe that it is the nature of gaming industry enthusiasts that they are a relatively close knit community and they tend to communicate with each other about new products, techniques, companies, etc. A good “buzz” associated within that community with respect to a product would be helpful in ensuring a curiosity about our product and its commercial success. We anticipate that good buzz regarding our product will yield consumer to consumer recommendations to buy it, creating product awareness and demand.

We intend to engage in a number of customer awareness and demand creation activities such as attending appropriate trade shows. For example, we attended and demonstrated the Falcon at the Game Development Conference in San Francisco in March of 2007 and attended the GDC again in February of 2008 as well. The Game Development Conference is well attended by the customer demographic targeted by us and strategic partners that we may look to align with. We attended other appropriate trade shows throughout the year such as Digital Life, at the end of September 2007 and E for All, in October of the same year. We also conducted a “Swoop Tour” which was a multi-city event in the U.S., in the fall of 2007, where we co-hosted events with companies targeting similar customers. The target audience in our initial rollout of our products was persons who seek to buy new technologies and core and enthusiast gamers. We believe this target group is composed primarily of 12 to 35 year-old video gamers, with an emphasis of males. As our market presence increases, our target audience will broaden to the 12 to 45 age range, and we believe will have a much more balanced gender split between male and female consumers. Additionally, as our market presence expands, we believe consumers of our products will include casual gamers.

We are in the process of identifying events where we anticipate that our targeted demographic will attend, such as University campuses, sporting events, concerts, and similar venues where this audience gathers. This will allow us an opportunity to showcase the Falcon and permit potential buyers and customers an opportunity to try the Falcon, which we believe is a key component of marketing the product and generating demand.

As part of our consumer awareness initiative, we have created a blog and message boards on our website that allows customers and potential customers to discuss the product on-line. The intended effect of the blog is to increase awareness of our product and create a forum for users to exchange ideas about how to implement the product in the course of game play. We hope that our online community will create a sense of “belonging” and community in the user base. The blog and message boards are also an effective customer feedback tool for us to understand customer response to our products. We cannot and do not make any guarantees that any of the targeted customers will engage in our online community.

As part of our retail strategy, we request that retailers provide a demonstration platform within each store to demonstrate the Falcon product to consumers. Novint will provide training and software for the retail sales people to effectively demonstrate the product in the store. We believe this is a viable channel to introduce the Falcon and provide a chance to demonstrate the product directly to large numbers of consumers.

Sales Representatives and Distribution Channel

We have engaged manufacturers’ sales representatives, in the U.S. and Canada, comprised of 12 of the premiere representative firms in North America, as a mechanism for providing sales coverage into the various retailers that we are targeting. As our market presence increases, we may create sales and representative positions internally at the company. Each of the representatives that we have engaged with have experience selling to targeted retailers and that are selling products similar to those provided by the company. The representatives are compensated only for sales generated and thus are a cost effective way to get geographic coverage and expert experience with specific retailers without significant costs of overhead and hiring for the company. Each of the representatives has designated geographic and specific retailers and other potential customers for our products within their territory that are assigned to them. They report their activities and progress directly to our management. We will seek to engage representatives with specific experience and relationships within the targeted retailers and customer base that we are trying to penetrate in international geographies as well.

These representatives are well trained to demonstrate the product to the retailers. All financial transactions with the retailers, however, are negotiated between us and the retailers directly. The nature of the relationship with the manufacturer’s representatives is that of a consultant and we have structured the arrangements so that they can be terminated at any time with thirty days notice from us.

We sell our products through on-line sales markets on our website and through established web sales sites. Future strategic partners in the computer and/or gaming industry may also agree to sell the Falcon on their websites, and through their online markets, and/or through their other distribution outlets. We also plan to sell the product through catalogues that cater to the same demographic that we are targeting.

To provide customer support of product, in the hands of consumers, we provide support through our distribution partners and through our own resources. We provide support information, such as FAQ’s on our web site and through our blog. We also provide a multi-layered support schematic that starts with email support for customers from a trained customer service representative (“CSR”) employed by the company. These CSR’s will also provide the secondary customer support for the customers of our distribution partners. We also have a toll free number for customers to call in and speak with a trained CSR. We believe that customer satisfaction is key to our success. We therefore have and will attempt to maintain a high level of customer satisfaction with all of our products on an ongoing basis, at a global level.

We continue to work on a product roadmap for the base unit, the Falcon, and the grips and anticipate bringing several versions of each to market over time. The timing of the development of these items and the introduction to the market of these new products will depend in large part upon consumer acceptance and demand for the Falcon, grips and related games. These products will utilize the same distribution, fulfillment and support resources that have been described herein.

Software and Games Development for the Novint Falcon

For the software component of the solution, we are developing software and games to work with the Falcon. We have 45 game titles available currently for sale or in progress on our web site and expect to expand the available games across all genres of game play over time. One of the ways that we are creating games to work with the Falcon is through direct in-house development by our technical staff. We have also entered into several contracts with external game developers to create games designed to showcase the haptics features of the Falcon. In that way, we create games from the ground up that fully use the potential of the Falcon. These games may still be licensed to a publisher, as the publisher’s distribution channels can then be utilized for sales, in which case we would collect a royalty. The other way that we have been able to provide additional games for consumers to use with the Falcon is to integrate haptics into the games of third party publishers/developers that enables game play with the Falcon. We expect to continue to focus our efforts in this area in order to allow AAA-rated games with a significant following and brand recognition to integrate the Falcon with their games. We will market and sell those titles on our website and allow for these publishers/developers to co-market these titles on their web sites as well. We have recently entered into an agreement with Electronics Arts to develop several popular game titles for use with our technology. We have, and expect to continue to offer and provide the publisher/developers with pre-paid royalties for the game titles and a small percentage of the sales, typically between 15% and 20% of the sales after the pre-paid royalties have been fully recouped by the Company through sales of the titles. The size of the pre-paid royalties will vary upon a number of factors including the original release date of the title, number of units sold, geographic penetration of the title, available localized version of the title, whether the title is a part of a bundle or a single title, among other elements to consider. Typically we license a game in the 3D touch field of use. The Company is engaged in discussion with many of the premiere publishers/developers of game titles in the world. The Company cannot and does not guarantee that any of these discussions will be successful beyond the ones that have already been announced and are reflected in the titles on the Company’s web site and the titles that are currently under development with game content developers, such as Electronic Arts.

We are continuing to develop and refine our haptics technologies for gaming use by producing initial games to be packaged with the Falcon, technology demonstrations and sample programs, and an Application Programming Interface (“API”) to be used with third party developers and publishers. We have been and are continuing to develop software used to demonstrate basic, fundamental gameplay incorporating haptics technology. For example, we have developed software that demonstrates what it would feel like to throw a basketball, catch a baseball, swordplay, etc. in games. This software forms the basis of our gaming software and is used to prove the concept of using haptics technology for video game play to game publishers and developers. We have expanded on these base technological capabilities and bundle mini games with the Falcon, access to drivers to run Half-Life 2 (a popular PC game title), and a collection of sports games as part of the base package.

Another method that we have used to create games is through acquisitions or licenses. We have acquired/licensed several games and are actively looking to acquire/license other games that have gameplay that naturally lends itself to 3D touch interactions, where we can incorporate the Falcon as a controller for the game with the intention to improve the experience of the game as mentioned above.

When we license a game, we typically have the exclusive rights to sell the game where it uses 3D touch control. In that type of situation, we typically obtain the exclusive license for the 3D touch field of use, obtain source code, and integrate the Falcon as a controller for the game.

 A final way that we intend to create games and applications for the Falcon is by licensing our Software Developer’s Kit (“SDK”) out to game publishers and game developers so that they can incorporate touch into their game, with or without our help and interaction. In some cases we will provide resident experts to assist their developer teams. After we license our SDK to a developer or publisher we would then collect royalties on those game sales, where the game uses the Novint Falcon. We anticipate that over time, as we grow, the majority of all games developed that support the Falcon will be published by third party publishers, and will be distributed through their distribution channels. To date, we have not yet sold any such licenses and have generated no revenues under such arrangements.

We anticipate that software titles will be published in one of two forms: (i) those that may be played with traditional mice, joysticks, gamepads, etc., as well as our 3D/6D haptics controllers to enhance the game play; or (ii) those that may be played only with our devices (initially reserved for selected titles in which transcendent game play and experiential dimensions are delivered). Software platform compatibility will conform to the hardware compatibility discussed above.

We continue to have meetings with a number of game developers and publishers, and expect our discussions with them to continue. Our goal is to enter into many agreements with game publishers and developers, to create additional games that will use our 3D touch technology - both on the Novint Falcon and on third-party hardware platforms where our haptics technology has been embedded under license. We have successfully completed licensing agreements or development agreements from those companies and with those games reflected on the Company’s website. We expect this list to continue to grow over time and we will continue to expand this list of companies and games as we continue our efforts in this area.

Games for the Falcon and Third Party Games - Current Development Initiatives

As part of our strategy of software support for the Falcon, we have done our own internal game development, where our software developers have created games that show the power of the Falcon. In these games we have created the art assets (models, animations) both internally and through externally hired artists and companies. Our internally developed games include games where you launch a duck into ponds, shoot an apple off a monkey’s head, smash cockroaches, shoot bad guys, fish, push penguins like shuffle pucks, shoot basketballs, and throw bolas.

We have also contracted with external game developers to create games to our specifications. In many cases, we incorporate the haptics component after receiving the full source for the game. We own the intellectual property rights underlying these games, as well as the rights to distribute and sell the games that are developed in these contracts. These games include a drumming rhythm game, a boat racing game, an underwater shooting game, a rolling game, an airtable hockey game, a homerun hitting game, a motorcycle racing game, a bowling game, a table tennis game, a snowboarding game, and a golf game.

We have also acquired games, or similarly, exclusively licensed the 3D touch field of use for games. After this type of acquisition or license, we receive the source code to a game, and then incorporate touch into the game. Sometimes the acquisition or license includes a development contract to modify the game to better fit our needs. These games include a throwing arcade game, a 3D flying game, a 3D puzzle game, a platform jumping game, and a pinball game, among others listed on our website.

We began selling these games in the fourth quarter of 2007 and have generated minimal revenues associated with these games.

Manufacturing of the Falcon

We have entered into a manufacturing agreement with VTech Communications, Ltd., a contract manufacturer in China (the “Vtech Agreement”) for the production of the Falcon for sale to consumers. VTech manufactures the Falcon to our specification and ships the product to us based upon our purchase orders to them. The lead time to build these products is currently approximately 90 days. The VTech Agreement has a term of eighteen (18) months after the date of the first product delivery to consumer outlets, which was September of 2007. The Agreement will automatically renew every twelve (12) months unless either party gives at least 120 days prior written notice of termination. Under the Agreement, we will periodically submit purchase orders to VTech for product delivery. We placed an initial manufacturing order for 5,000 units with VTech in November of 2006, and accepted delivery of the first Falcon units in March of 2007. The Falcon is now being sold on-line through our website directly to consumers in the United States and online through other websites such as Amazon, Circuit City, J&R music store and others. We also sell the Falcon through retailers, such as Fry’s and Tiger Direct, J&R Music Store, and others. We are selling the Falcon and the associative haptics enabled software online via the Company’s web site. We will add more titles for sale as they become integrated with the Falcon, and we will sell Grips through the Company’s on-line store and retailers as well.

Order Fulfillment

Orders we and our distribution partners generate are fulfilled by Prolog Logistics, which we engaged in June 2007 as our fulfillment partner in order to outsource the fulfillment function. Prolog Logistics provides such services as inventory maintenance, return to depot, pick and pack capabilities, freight forwarding, and related tasks. They maintain our inventory in two warehouses: one on the west coast in San Diego, California, and one in the mid west in Lexington, Kentucky. We believe that maintaining inventory in these locations allows us to be more efficient, in cost and time, in delivering our products to customers. We will receive economies of scale with our costs as our unit sales volumes increase. We may use other companies for international fulfillment requirements as we expand our distribution efforts overseas.

Launch of Our Consumer Game Products

We launched these products and entered the gaming market on June 18, 2007. We began accepting pre-orders for the Falcon in January of 2007. We accepted the initial phase of production of these products from our manufacturing partner in March 2007, and we began shipping these products to consumers on June 18, 2007. These products performed well. Since then we have received orders for, and shipped products to retailers, distributors and end users. These products, and the software that we generate and license, also performed well. We conducted consumer surveys to help us further understand any customer issues and confirm that the product performs well in the hands of a customer. While we are very pleased and excited about these early results, we have no track record of being able to manufacture these products in significant quantities and distribute them to consumers on a global basis.

Recent Acquisition of Intellectual Property Assets

On July 17, 2007, we acquired all of the intellectual property assets of Tournabout Incorporated, including its video game contest and community infrastructure software. The integration of Tournabout’s applications will enable our customers to develop online personas, participate in community message boards and chat rooms, post high scores, and join multiplayer games and online tournaments.

On July 24, 2007, Force Dimension assigned to Novint the patent applications described in the section “Assigned to us, subject to certain obligations we have under the agreement with Force Dimension” below, subject to a security interest in and a general lien on such patents.

Company History & Development of Haptics Technology

Our software technology originated at Sandia National Laboratories (“Sandia”), a multi-billion dollar government research laboratory, which was one of the earliest pioneers in the human-computer haptics interaction field. We were granted a 12-year exclusive license (expiring in 2011), which is non-exclusive after twelve years, by Sandia that encompasses over five years of pioneering research and development in the field of human-computer haptics interfaces at Sandia. We were the first company in which Sandia received capital stock as part of a licensing agreement. Our CEO, Mr. Tom Anderson, was an employee at Sandia.

The software technology utilizes haptic devices to generate computer touch sensations and interactions. The haptic device technology allows the touch sensations commanded by the software to be felt by users. Initially we applied this technology to professional applications, described below. However, the focus of our development and sales strategy will be in consumer gaming.

History of Novint Haptics Hardware and Technology

In connection with the development of our computer touch or haptic device, we entered into an agreement on January 5, 2004 with Force Dimension. The agreement consists of an exclusive Intellectual Property License Agreement (“Agreement”) with Force Dimension, a company in the Haptics hardware technologies and products arena. Certain portions of this Intellectual Property are in turn sub-licensed by Force Dimension from Prodex. The Agreement provides us with a sublicense to a hardware patent and an assignment of a pending patent from Force Dimension. The Agreement, in turn, provides Force Dimension a security interest in and a general lien on the assigned patent, as well as an irrevocable, exclusive license in the patent that has been assigned to us. We were obligated to make certain milestone payments to Force Dimension as they completed certain milestones under the Agreement.

On May 10, 2005, we amended our contract with Force Dimension, Inc. to provide for: a license fee in the amount of $15,000 due on the effective date; the payment of a milestone payment in the amount of $50,000 within ten days of the contract amendment’s effective date; a license fee in the amount of $50,000 within 30 days of our initial public offering of stock; and a support and license fee in the amount of $455,000 due no later than January 5, 2006, for all technical and support services rendered to us during such time period for total payments of $620,000.

In addition, we were to issue 250,000 shares of our common stock within 30 days of the contract amendment’s effective date as consideration for extending the payment terms of the agreement. These shares of stock were issued to Force Dimension on May 12, 2005, and have been accounted for as a financing cost related to a modification of our payment terms. The fair value of the stock issued is $250,000 and is reflected as interest expense in the amount of $245,968 for the year ended December 31, 2005, and $4,032 for the year ended December 31, 2006.

During the year ended December 31, 2004, we paid $15,000 to Force Dimension for the license fee due on the effective date. During 2005, we paid $140,000 to Force Dimension, representing a portion of the $50,000 milestone payment originally due to Force Dimension upon or before our receipt of the Second Deliverable as described in the original agreement, the $50,000 milestone payment due on the amendment’s effective date, and $50,000 representing a portion of the licensing fees due. We received the Second Deliverable on December 30, 2004. The remaining amount of $465,000 due to Force Dimension was recorded as accrued research and development liabilities as of December 31, 2005 then completely settled in March 2006 through the issuance of 607,500 shares of common stock.

The Agreement requires us to pay up to $15 million to Force Dimension, including the amounts above, on a per unit of Licensed Product basis for license fees, royalties and a percentage of product sales after the product becomes technologically feasible. In addition, we are entitled to 5% license fees/royalties for any licensed products sold related to the sublicense we granted to Force Dimension. We have not recorded any fees related to such arrangement. Our obligation to pay royalty or license fees shall terminate upon our payment in total of $15,000,000 to Force Dimension and payment in full of any other obligations arising pursuant to the terms and conditions of this Agreement.

Recent Developments

On February 1, 2008, the Company entered into a marketing agreement with Intel Corporation, expiring on December 31, 2009, which sets forth parameters for the further potential development and marketing of the Company’s haptics (touch) technology.

In March 2008, the Company entered into a development agreement with Electronic Arts, a prominent developer of video game content, pursuant to which the Company will develop certain video games modified to work with the Company’s haptics technologies.

On March 31, 2008, the Company closed on a $2,000,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and the subscribers signatory thereto (the "Subscription Agreement").  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  Certain existing shareholders of the Company are entitled to purchase notes and warrants under the terms of the Subscription Agreement and the Company may be required to create a second offering of these notes and warrants up to a total aggregate amount of $3,750,000 including the amounts already subscribed for to accommodate such shareholders’ rights to participate.

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

We have sold professional application products to Deakin University and University of New Mexico each for a collection of our applications for demonstration purposes as well as sales to various entities for Phantom Haptics devices. Other than that, our revenue prior to the launch of the Falcon has derived mainly from project contracts.

Aramco Contract

We were contracted by Aramco to develop an application to apply haptics interaction techniques in the interpretation and understanding of volumetric reservoir modeling for oil exploration. In this ongoing effort, capabilities were added to support and enhance the oil reservoir and well path modeling process. The project is aimed at demonstrating and validating the use of haptics interaction techniques in the interpretation and understanding of volumetric reservoir modeling data. Our results during the first year and our continued progress have led to the award of yearly contracts. We are refining Aramco’s modeling program to be able to handle full production level oil reservoir model data sets, adding additional visualization support to allow oil company personnel to focus on key areas of their models, developing larger data set visualization and multi-modal interaction to include graphics, haptics and sound.

Description of the Aramco Contract Terms:

We entered into a Miscellaneous Technical Services Agreement dated April 10, 2001 with Aramco Services Corporation (“ASC”). This Agreement was terminable by each party upon breach of the other. It was also terminable at will by ASC. Under the contract, we performed over a six month period to create haptics interactive software device for geologic volume modeling on a desk top environment. The contract provided for six months to deliver a working prototype. The contact provided for multiple delivery dates for alpha version, test versions, beta release and final functional prototype during the six-month performance period. ASC was provided an evaluation right before final payment was made. Payments were made as follows: 25% ($15,962.50) upon signing, 25% upon delivery of an alpha version, 25% upon delivery of a beta version and 25% (for a total of $63,850) upon final delivery and evaluation of the product by ASC. ASC was granted a perpetual, nonexclusive license and rights to use the developed software internally. The license includes the right to internally enhance software, but no rights to market or sell the software or grant rights to third parties. This contract is paid in full, the work is completed and no further payment or work is pending.

There was an Addendum to the contract dated July 10, 2002. The Addendum provided for six months for our development of “Phase II” software for the VNP2 software enhancements (developed under the original contract) in the areas of graphics, sounds, and miscellaneous performance. The Addendum provided for delivery of a beta version in the first 12 weeks of performance. Final deliverables were due within 6 months. Payments were made as follows: $17,947 at signing, $17,947 on beta software delivery, and $18,490 on final delivery. ASC was granted a perpetual, nonexclusive license and rights to use the developed software internally. The license includes the right to internally enhance the software, but no rights to market or sell the software or grant rights to third parties. We were paid a total of $54,385 under the Addendum. This Addendum is paid in full, the work is completed and no further payment or work is pending.

There was another Addendum to the contract dated August 22, 2003. Our performance was due on December 31, 2003. We developed Phase III enhancements to VNP2 software together with select hardware upgrades and configurations. Payments were made under the Addendum as follows: $14,710 at signing, $14,710 at installation of initial workstation, $14,710 at delivery of version 1 of the software upgrades, $14,710 upon version 2 of the upgrades, and $14,710 at final delivery and evaluation. ASC was granted a perpetual, nonexclusive license and rights to use the developed software internally. The license includes the right to internally enhance the software, but no rights to market or sell the software or grant rights to third parties. We were paid a total of $73,550 under the Addendum. This Addendum is paid in full, the work is completed and no further payment or work is pending.

There was a further Addendum dated May 3, 2004. The Addendum provided for the development of improvements on haptics products previously delivered to ASC under the contract and prior Addendums. Our performance was extended to January 1, 2005. Payment of $75,000 was made at completion. Improvements were made in the areas of global functionality, graphics, sound and miscellaneous performance of the software. ASC was granted a perpetual, nonexclusive license and rights to use the developed software internally. The license includes the right to internally enhance the software, but no rights to market or sell the software or grant rights to third parties. We were paid a total of $75,000 under the Addendum. This Addendum is paid in full, the work is completed and no further payment or work is pending.

There was a further Addendum dated September 8, 2005. The Addendum provided for the enhancement of event monitoring capabilities, enabling Haptic Device button operations, and other general enhancements. Deliverables will include an updated version of the VNP2 software for 32 bit Windows, and an updated user manual detailing the new features. Our performance was extended to January 1, 2006. Payment of $75,000 will be made upon written confirmation of acceptance of work from ASC. We received payment in full of $75,000 in February 2006. This Addendum is paid in full, the work is completed and no further payment or work is pending.

Lockheed Martin Contract

We had contracts through 2006 with Lockheed Martin to develop a mission planning system for autonomous robotic vehicles. This system allows users to plan, verify, monitor and replay the overall mission for an unmanned underwater vehicle. Our work included extensions for a data manager which provides the user an integrated view of information from real time sonar sensors. Our system allows the user to control the vehicle and understand its status in a straightforward, easy-to-use manner.

Description of Lockheed Martin Purchase Orders:

We have ten purchase orders and amendments thereto with Lockheed Martin dated June 11, 2002, November 27, 2002, February 7, 2003, June 28, 2004, December 22, 2004, April 1, 2005, April 4, 2005, April 21, 2005, February 16, 2006 and March 23, 2006. All of these Purchase Orders have been completed and paid in full.

Development and delivery of software under the first seven purchase orders was for AUV defense mission and planning under specifications agreed to between the parties. The Purchase Orders also provided for the further customization and upgrade of delivered AUV software. Over the course of the first seven Purchase Orders, Lockheed Martin paid an aggregate of $131,774 to us. We have fully performed these purchase orders and delivered the purchased software and upgrades required thereunder. No other payment is due or owing on these Purchase Orders.

A Purchase Order was entered into with Lockheed Martin for the development and delivery of a Data Manager and Review Software (DMRS) dated April 21, 2005. The application will be used to investigate the undersea hulls of naval ships to flag any anomalies. The project work has been finished. The Purchase Order amount was $153,865. We fully performed this Purchase Order during 2005 and it was paid in full. A Purchase Order was entered into with Lockheed Martin to provide engineering services for specific haptic related projects on February 16, 2006 at a rate of $96 per hour. The final Purchase Order amount was $104,078. We completed performance under this Purchase Order in 2007 and it was paid in full. A Purchase Order was entered into with Lockheed Martin to enhance certain mission planning and evaluation software on March 23, 2006. The amount of the Purchase Order was $6,100. We completed performance under this Purchase Order in 2007 and it was paid in full.

Chrysler Contract

We were contracted by DaimlerChrysler Corporation to develop a haptics interaction module for DaimlerChrysler Corporation’s Conceptual Rendering System (CRS). Utilizing a large-scale haptics device, the haptics interaction module adds touch feedback to DaimlerChrysler’s virtual car prototyping capabilities and enables more cost effective and realistic design and evaluation of car ergonomics prior to the manufacture of physical models.

Description of the DaimlerChrysler Purchase Order:

We had a Purchase Order with DaimlerChrysler dated December 13, 2001. The Purchase Order relates to our development and delivery of a small car platform virtual reality software system. We have fully performed the Purchase Order and no further work is pending. DaimlerChrysler has paid an aggregate of $63,000, in full and no further payment or performance is due or owing.

Chevron Contract

We were contracted by Chevron to apply haptics interaction to boundary models of important geophysical structures based on seismic and other empirical oil field data. The haptics interaction allows modelers to quickly and precisely designate the location of surfaces, feel as well as see their extent and shape, and directly modifies them using their sense of touch.

Description of Chevron Statement of Work:

We had a Statement of Work with Chevron dated May 7, 2001. The contract concerned the development and installation of a haptics interface for the GOCAD V2.0 software used to represent geological entities and formations. Deliverables were due under the contract as follows: (i) within one week of commencement specifications finalized; (ii) within two weeks of commencement final statement of work specifications delivered by us; (iii) technical implementation to commence within three weeks of commencement; (iv) initial prototypes for NT operating stations installed in June 2001; (v) within three months of commencement, beta type of software installed and performing; and (vi) within four months of commencement, delivery of final release to Chevron. The amount due from Chevron for completion of the work was $70,000 that was paid in full. The amount was paid in $25,000 installments upon the signing of the agreement and upon delivery of the initial prototype, beta type and then final delivery and completion. We retained all rights associated with the developed software. Chevron’s sole right is a license to use the software internally at Chevron for evaluation and demonstration purposes. The agreement has been paid in full and no further performance is due from us or Chevron.

Sandia National Laboratories Contract

We were contracted by Sandia Laboratories to develop an architectural walkthrough application. This application allows users to load in large scale, detailed architectural models and to explore their design using our haptic software technology. Haptics technology is used both in the user interface to this application and to allow the user to feel the digital models to get a more precise understanding of their nature and extent. In addition, various touch-enabled programs can be launched as the user navigates in the digital realm.

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

In addition, we have developed applications for Sandia with which users can arrange all of their electronic components onto a virtual printed circuit board effectively using their sense of touch. Hundreds of electronic parts such as transistors and capacitors can be represented using this application, and each component displays physical properties that make its placement intuitive and realistic. Users are able to feel collisions between objects that are positioned too closely to one another, feedback that helps ensure proper circuit assembly. This application also allows users to conduct simulated voltage tests that verify the successful operation of their virtual design once completed.

Finally, we have developed applications for Sandia to help researchers analyze computational data, such as the detonation of test weaponry or the examination of the effects of a catastrophic fire. This application allows scientists to explore complex data sets—sometimes containing hundreds of variables that are generated from experimental simulations. With this application, users can represent data graphically with 3D surfaces, then use their sense of touch to “feel through” the data set. Because the program is touch-based, this application can represent variables such as temperature or pressure with physical phenomena like viscosity and vibration, allowing users to understand data using more than just their sight.

Description of the Sandia Purchase Orders:

We had a Purchase Order with Sandia National Laboratories (“Sandia”) dated September 19, 2001 in the amount of $50,437. The Purchase Order related to the development of a multimodal layout and visualization prototype — a form of haptics desktop device with specified software features. The work was to be completed by December 15, 2001. The contract provided for periodic milestones and payments as follows: $10,000 upon project concept review, $17,500 upon demonstration of progress, $12,500 upon delivery of preliminary program executables, $1,470 upon delivery of user documents in “word” compatible format, $1,058 upon delivery of source code, $3,890 upon demonstration of certain functionalities and $4,018 upon final report and delivery. We timely performed the contract in full and Sandia has paid in full. There is no further payment or performance due under the contract.

We had a second Purchase Order with Sandia dated February 7, 2002 in the amount of $44,237. Work under the Purchase Order was to be completed by May 2, 2002. The Purchase Order related to the enhancement and further development of the software developed under the September 19, 2001 Purchase Order, including continued development of a multimodal layout and visualization prototype, specifically a standard multimodal file format and refinements to Sandia’s specified layout applications. The contract provided for periodic milestones and payments as follows: $6,635 on commencement and proposal review, $6,635 on delivery of preliminary draft concept papers, $13,271 on delivery of source code and build scripts, $2,211 on delivery of final version of file format, $15,040 upon delivery of refinements to layout application and source code and build scripts, and $442 on delivery of written summary of multimodal file format. We timely performed the contract in full and Sandia has paid in full. There is no further payment or performance due under the contract.

We had a third Purchase Order with Sandia dated February 18, 2003 in the amount of $149,808. The Purchase Order related to the development of a distributed component architecture (“DCA”) to allow rapid development of design simulators for use by Sandia on a desktop environment. Work under the Purchase Order included DCA architecture as well as the 3D Electronic Component Layout (“ECL”) application example. The work was to be completed by July 21, 2003. The contract provided for periodic milestones and payments as follows: $14,981 upon commencement, $22,471 upon agreement to specific layout task specifications, $29,962 upon layout software user interface and function verification, $22,417 upon DCA preliminary design delivery, $37,452 upon DCA and layout software progress updates, $22,471 upon final delivery of DCA and layout software. We timely performed the contract in full and Sandia has paid in full. There is no further payment or performance due under the contract.

We had a fourth Purchase Order with Sandia dated March 12, 2004 in the amount of $132,890. The Purchase Order related to creating enhancements to the DCA software created under the third Purchase Order. Enhancements included refinements to the 3D ECL application and development of the Multivariate, Multimodal Data Visualization (MMDV) application. Work was to be completed by August 16, 2004. The contract provided for periodic milestones and payments as follows: $29,192 upon delivery of 3DECL applications, $13,269 upon delivery of “MMDV” project plan, $26,538 upon delivery of MMDV prototype, $37,153 upon delivery of MMDV revised prototype, and $26,538 upon delivery of final MMSV version. We timely performed the contract in full and Sandia has paid in full. There is no further payment or performance due under the contract.

In connection with each of the above Purchase Orders, we granted to Sandia the right to use the developed software and technology internally and to enhance and develop the software internally. It is a perpetual, royalty free right to use and develop the software. The license rights granted also include the right for Sandia to distribute the software, in executable form only, to third parties. We retain sole rights of ownership and commercial distribution for all software in source code form and its derivative works. Sandia cannot distribute the software in source code form outside of Sandia. Accordingly, we have no right to receive any royalties or other payments on any enhancement developed and used by Sandia.

Woods Hole Oceanographic Institute Contract

We were contracted by Woods Hole Oceanographic Institute (WHOI) to integrate haptics interaction into undersea exploration systems (i.e., underwater vehicles). We have developed a prototype 3D touch-enabled mission rehearsal system (i.e., simulation) for underwater vehicle operations.

The Falk Group, LLC

We had a Purchase Order with the Falk Group, LLC (“Falk”) for $121,688 dated January 16, 2007, which was amended to $123,067. We were engaged to create an interactive “injection clinic” for use at a medical practitioners conference that showcased a new medication, and to assist at the conference. For this contract we developed a customized “grip” (or handle) to simulate an injection. We utilized the services of Lunar Design in fulfilling this contract. We have no further obligations under the Purchase Order. We have been paid $123,067.

We had additional purchase orders in 2007 for $16,554 to assist at six conferences. We have no further obligations under these purchase orders. Payment was still outstanding at December 31, 2007.

Various Purchase Orders

Description of the Deakin University Purchase Order:

We had a Purchase Order with Deakin University dated April 16, 2003 in the amount of $131,196. The Purchase Order concerned the delivery and installation of a phantom haptics interface and related software and drivers. We have completed delivery under this Purchase Order and Deakin University has paid in full. No further payment or performance is due or owing.

Description of University of New Mexico Purchase Order:

We had a Purchase Order with the University of New Mexico dated March 16, 2004 in the amount of $47,176. The Purchase Order concerned the delivery and installation of a phantom desktop and related software, together with certain device drivers. We have completed delivery under this Purchase Order and University of New Mexico has paid in full. No further payment or performance is due or owing.

Description of Robarts Research Purchase Order:

We had a Purchase Order with Robarts Research dated September 24, 2004 in the amount of $50,200. The Purchase Order relates to the delivery and installation of a phantom haptic interface and related software and device drivers. We have completed the delivery under this Purchase Order and Robarts Research has paid in full. No further payment or performance is due or owing.

Project Revenues

Our project revenues were $178,458 and $87,014 for the years ended December 31, 2007 and 2006, respectively. Our project revenues have been from contracts to develop professional applications using our haptics technology, and related haptics devices, for a number of customers, including Chevron, ARAMCO, Woods Hole Oceanographic Institute, Lockheed Martin Perry Technologies, SensAble Technologies, Sandia National Laboratories, Deakin University and Daimler Chrysler Automotive Corporation.

Competition/Other Haptic Companies

In the past 15 years we believe that there have been approximately a dozen companies involved in haptics hardware and/or software development. Most of these companies are hardware developers. We have been focusing many of our efforts on software development, and we believe that we will maintain our lead in the field in software. With respect to hardware, we believe the consumer release of the Novint Falcon will be a significant event in the field of haptics, and will give us a strong competitive advantage in our licensing strategy. We believe that none of our potential hardware competitors have any experience with a consumer 3D haptics enabled device. 3D haptics hardware devices available now retail for approximately $2,000 to $15,000. Most of these companies are potential partners.

•
SensAble Technologies (www.sensable.com) is a haptics hardware and software developer. Their first product was the Phantom haptics interface. Their primary application focus is their computer aided design products and other high end uses of haptics technology. We have performed software development contracts with SensAble.

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

•
Reach In Technologies (www.reachin.se) is an experienced haptics software company based out of Sweden. They are a partner of Novint's and are creating and modifying video games to support the Novint Falcon.

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

•	Force Dimension (www.forcedimension.com), in Switzerland, has unveiled their haptics hardware device, the Delta. Force Dimension has been our partner and helped to develop the Falcon.

•	FCS Robotics (www.fcs-cs.com/robotics/) developed a large workspace haptics device called the HapticMaster. This is another high-end device that can be used with our software.

•
Logitech sells haptics mice, wheels, and joysticks that they licensed from Immersion and that are primarily used for gaming. Logitech’s haptics products are two-dimensional and do not offer as many features as our products will.

•	Sensegraphics, a Swedish company, that produces haptics based software.

Intellectual Property

Patents

We own the following issued and pending patent applications:

1. Human-Computer Interface Including Efficient Three-Dimensional Controls. U.S. Patent 6,727,924 issued 4/27/2004. Claims a technology that allows efficient and intuitive interaction in a three-dimensional world with familiar two-dimensional controls. This patent application describes an intuitive type of haptics control object that allows developers to create toolbars and other common types of interface objects. These toolbars are easily accessible and greatly improve user-interface issues related to problems associated with depth perception of a 3D cursor. Tom Anderson assigned the patent to us on February 13, 2004 recorded with the USPTO on February 23, 2004.

2. Coordinating Haptics with Visual Images in a Human-Computer Interface. U.S. Patent 7,225,115 issued May 29, 2007. PCT and foreign counterparts also filed. Claims a method for efficiently generating haptics models for use with existing images, without requiring the cost of generating a three dimensional model. The claimed method can effectively add a haptics dimension to the large volume of existing visual content. Assigned by Jake Jones to us dated September 26, 2001, recorded with USPTO on December 7, 2001.

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

5. Force Frames in Animation, US Patent application pending. Claims methods for utilizing haptics in computer animation. Assigned by Tom Anderson to us on February 13, 2004, recorded with USPTO on February 19, 2004.

6. Human-Computer Interface Including Efficient Three-Dimensional Controls. Continuation application of U.S. Patent 6,727,924, 10/831,682 filed 4/22/2004. Claims a technology that allows efficient and intuitive interaction in a three-dimensional world with familiar two-dimensional controls. This patent application describes an intuitive type of haptics control object that allows developers to create toolbars and other common types of interface objects. These toolbars are easily accessible and greatly improve user-interface issues related to problems associated with depth perception of a 3D cursor. Assigned by Tom Anderson to us on February 13, 2004, recorded with USPTO on February 19, 2004.

7. Computer Interface Methods and Apparatuses. U.S. Provisional Patent Application 60/681,007. Describes many interface technologies and methods of particular importance to three-dimensional and haptic-enabled computer games.

8. Human-Computer Interface Incorporating Personal and Application Domains. Continuation of U.S. Patent 6,724,400, filed 3/16/2004. Claims variations on the user interface.

9. Production of a three-dimensional object representative of an in-utero baby. U.S. Provisional Patent Application 60/842,404, filed September 5, 2006. Describes use of three-dimensional and haptic technology to automatically produce three-dimensional objects directly from ultrasound data.

10. Bimodal User Interaction with a Simulated Object. U.S. Patent Applications 11/433,173, filed May 13, 2006. Describes many interface technologies and methods of particular importance to three-dimensional and haptic-enabled computer games. Assigned by Tom Anderson to us on November 15, 2006, recorded with USPTO on November 22, 2006.

11. Bimodal User Interaction with a Simulated Object. International Application number PCT/US2006/042557. Describes many interface technologies and methods of particular importance to three-dimensional and haptic-enabled computer games.

12. Human-Computer Interface Including Haptically Controlled Interactions. U.S. Patent 6,954,899 issued October 11, 2005. Claims an interface technique that allows haptics control of common interface operations. This patent application describes several scrolling and zooming techniques based around haptics interaction. Assigned by Tom Anderson to us on February 13, 2004, recorded with USPTO on February 19, 2004.

Copyrights

We currently own copyrights in application software and application development tools, including:

1. e-Touch, copyright 2000, 2001, 2002, 2003 Novint Technologies, Inc.

2. Novint sono software

3. Mandrin Pinball computer game

4. IncrediBubble computer game

5. Super Slam Ball computer game

6. Newton’s Monkey Business ™ computer game

7. Feelin’ It ™ : Golf computer game

8. Feelin’ It ™: Table Tennis computer game

9. Feelin’ It ™ : Top Pin Bowling computer game

10. Feel the Heat™ computer game

11. Bogo™ computer game

12. RC Xtreme Impact™ computer game

13. Feelin’ It: Blind Games™ computer game

14. Newton’s Monkey Business™ V1.5 computer game

15. Duck Launch™ computer game

16. Top Beat™ computer game

17. Feelin’It™: Airtable Hockey computer game

18. Feelin’It ArcadeRoller™ computer game

19. Roly Poly Rolland’s Pinball Challenge™ computer game

20. Haptics-Life 2: Episode 1™ computer game mod

21. Second Life Drivers computer game mod

22. WoW Drivers computer game mod

We currently have licenses, exclusive in our fields of use, to application software, including:

1. “Glider” computer game

2. “Inago Rage” computer game.

3. Impulse Thruster ™ computer game

4. Feelin’It ™: Gish computer game

5. Feelin’ It ™: Crystal Quest computer game

6. Klectit™ computer game

7. Feelin’It™:Arctic Stud Poker Run computer game

8. Tear Down™ computer game

9. Ascension Reborn computer game

10. Feelin’It: XLR8™ computer game

11. Feelin’It:™: Virtual Pool 3 computer game

12. The Ship computer game

13. Cell Blast ™ computer game

14. Not Cho Cheese™ computer game

15. Talon Special Ops ™ computer game

16. WWII 76mm ™ computer game

17. Force Fighter™ computer game

18. Feelin’ It™: Mahjong computer game

19. Chomper™ computer game

20. Tobbit™ computer game

21. Butter Bean™ computer game

22. Cave Brain™ computer game

23. Aquabiox™ computer game

24. Hook and Sinker Fishing™ computer game

25. Tunneler™ computer game

26. Mo the Mole™ computer game

27. Feelin’ It™: Dominoes computer game

28. Space Recoil™ computer game

29. The Feel of Steel™ computer game

30. Jewel Flipper™ computer game

31. Snowbear™ computer game

32. Moorhuhn Games from Phenomedia computer game

Trademarks

We own the following trademarks:

1. NOVINT, on the Federal Principal Register, serial number 76061389, registration number 2512087. Branding for multiple products and services.

2. FEELIN IT, on the Federal Principal Register, serial number 77075488, registration number 3382564

3. Novint logo, common law trademark. Branding for multiple products and services.

4. NOVINT FALCON, application for Federal Principal Register, serial number 78561994..

5. NEWTON THE MONKEY, application for Federal Principal Register, serial number 77077459.

6 NEWTON’S MONKEY BUSINESS, application for Federal Principal Register, serial number 77077460.

7. N VENT, application for Federal Principal Register, serial number 77168654.

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

8. Navigation and Viewing in a Multidimensional Space. U.S. Patent Application 11/244,584, filed October 6, 2005. Continuation application of U.S. patent 6,954,899 and others. Claims specific variations on multidimensional navigation techniques.

Assigned to us, subject to certain obligations we have under the agreement with Force Dimension:

European Patent Office Application Serial No. 03016030.3, filed July 15, 2003 entitled, “Parallel Kinematics Mechanism.” Counterparts in U.S., Japan, and Canada pending. The invention relates in general to movement transmission, and for example, to a device or assembly for transmitting a movement using a parallel kinematics mechanism, to a haptic device or system or a force-reflecting control interface, such as a hand controller for computers, game consoles, simulators or other systems, and to a movement transmission device for a parallel kinematics manipulator or a parallel kinematics measuring system.

On July 24, 2007, Force Dimension assigned to Novint the following patent applications:

1. PCT patent application PCT/EP2006/001245, filed Feb. 10, 2006, titled “Device for Transmitting Movements and Components Thereto.” Counterparts in Canada, China, the EPO, Japan, and the US have been filed.

2. PCT patent application PCT/EP2006/001244, filed Feb. 10, 2006, titled “Device for Transmitting Movements and Components Thereto.” Counterparts in Canada, China, the EPO, Japan, and the US have been filed.

3. European Patent Office Application Serial No. 05 002 893.05, filed Feb. 11, 2005 (abandoned).

4. European Patent Office Application Serial No. 05 002 891.9, filed Feb. 11, 2005 (abandoned).

5. European Patent Office Application Serial No. 05 002 892.7, filed Feb. 11, 2005 (abandoned).

Licensed to us under the license with Force Dimension (patents licensed by Force Dimension from Prodex):

		Application	Registration		Maximum
Country	Filing Date	Number	Date	Patent No.	Validity
Canada	12-15-86	525321	04-14-1992	1,298,806	04-14-2009
Japan	12-10-86	50331/1986	05-20-1993	1,761,286	12-12-2006
Switzerland	12-16-1985	5348/85-6	10-31-1989	672089-4	12-16-2005
USA	12-10-1986	07/403,987	12-11-1990	4,976,582	12-11-2007
Europe	12-10-1986	86906759,5	07-17-1991	0250470	12-10-2006

Other License Agreements

MANHATTAN SCIENTIFICS — We are parties to a License and Royalty Agreement with Manhattan Scientifics dated May 16, 2001, one of our shareholders. We had a prior license agreement with Manhattan Scientifics that provided the initial funding of our development of a web browser and content creation tools to which Manhattan Scientifics had an exclusive license from us for specific internet fields of use. No royalties ever became due under the original agreement by either party and no marketable technologies were ever developed. Under our current agreement with Manhattan Scientifics we granted Manhattan Scientifics an exclusive sub license of our haptics technology, within a specified field of use for “Teneo” and other technologies. Under the agreement, Manhattan Scientifics granted to us a license to use the “Teneo” technology that relates to dental training interfaces and oil and gas visualization applications. Manhattan Scientifics also assigned back to us the internet fields of use that were the subject of the first (prior) agreement. No royalties have been paid by either party pursuant to this license to date. No marketable technologies have yet been developed under this agreement. The agreement provides that we would pay to Manhattan Scientifics 5% of the net revenues we derive from the use or sale of the “Teneo” technology. In addition, the agreement provides that Manhattan Scientifics will pay to us 5% of the net revenues they derive from the use of sale of the technology that is the subject of the sub license granted to them. No such revenues have been derived by either party and accordingly, no royalty payments are due or owing by either party. The term of the license granted under the current agreement is intended to be perpetual. In connection with our agreements with Manhattan Scientifics, Manhattan Scientifics has received an aggregate of 4,067,200 shares of our common stock and we have received an aggregate of 1,000,000 shares of Manhattan Scientifics’ common stock.

Teneo License — We license: (i) Virtual Reality Dental Training System Software; and (ii) Voxel Notepad Software, from Teneo Computing, Inc., a company acquired by one of our shareholders, Manhattan Scientifics. There are currently no patents covering either the Virtual Reality Dental Training System Software or the Voxel Notepad Software. We believe that the Harvard School of Dentistry filed or will file a patent covering the Virtual Reality Dental Training System Software or the Voxel Notepad Software. In addition to Teneo’s current license, Teneo had an exclusive right to get a license for any patents issued to Harvard School of Dentistry for the Virtual Reality Dental Training System Software or the Voxel Notepad Software. We decided to let this exclusive right lapse and currently have no plans to pursue such a license.

Research and Development

Research and development expenses were $1,142,986 and $496,844 for the years ended December 31, 2007 and 2006, respectively.

Employees

As of March 19, 2008 we have 25 full time employees and 6 consultants.

We have an employment agreement with our CEO, Tom Anderson. Under such agreement, he is entitled to an annual base salary of $150,000 per year and cash bonus to be determined by us, is subject to confidentiality provisions and is entitled to a severance of one year base salary if he is terminated by us without cause.

We also have an employment agreement with our CTO, Walter Aviles. Under such agreement, he was originally granted options to purchase 400,000 shares of our common stock, but options to purchase 200,000 shares were cancelled, he is entitled to an annual base salary of $155,000 per year and cash bonus to be determined by us, is subject to confidentiality provisions and is entitled to a severance of two months base salary if he is terminated by us without cause.

Recruiting efforts will continue as we bring our products to market.

Government Regulations

The growth and development of the market for Internet commerce may prompt calls for stringent consumer protection laws, such as laws against identity theft that may impose additional burdens on companies like us who conduct business over the Internet. While none of the current laws governing Internet commerce has imposed significant burdens on us to date, in the future our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising. We are not aware of any other specific regulatory rules or regulations that we are subject to due to the specific nature of our business operations.

Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “plan,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this report, including the matters set forth below and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

THE MARKET FOR HAPTICS-ENABLED TECHNOLOGIES AND HAPTICS-ENABLED PRODUCTS IS AT AN EARLY STAGE AND IF MARKET DEMAND DOES NOT DEVELOP, WE MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.

The market for our haptics-enabling technologies and our licensees’ haptics-enabled products is at an early stage. If Novint and its licensees are unable to develop demand for haptics-enabling technologies and haptics-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products.

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

CURRENTLY OUR REVENUE IS DERIVED FROM A FEW CUSTOMERS AND WE COULD EXPERIENCE SUBSTANTIAL LOSSES IF A SINGLE CUSTOMER STOPS CONDUCTING BUSINESS WITH US.

Currently, our revenue is derived from a few customers. Until and unless we secure customer relationships with substantially more customers from our consumer sales of the Falcon and related products, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers. Dependence on a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us; however we do not foresee remaining dependent on our professional applications services for revenue going forward. For the years ended December 31, 2007 and 2006, the Company’s revenues were substantially attributable to a few customers. Following is a summary of the Company’s customers with sales over 10%, and the percentage of these sales to total sales for the years ended December 31, 2007 and 2006:

	December31, 2007%		December 31, 2006%
Project Revenue
Lockheed Martin Perry	$35,836	9	$74,342	83
The Falk Group	139,612	33	—	—
Aramco	—	—	12,672	14

Product Revenue
CompUSA	51,528	12	—	—

WE ANTICIPATE THAT OUR EXPENSES WILL DRAMATICALLY INCREASE TO EXECUTE OUR BUSINESS PLAN. THUS, WE MAY EXPERIENCE LOSSES IN THE NEAR FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Our operating losses were $4,057,695 and $8,186,068, respectively, for the 12-month periods ended December 31, 2006 and 2007. Our accumulated deficit as of December 31, 2006 and 2007 was $12,648,907 and $20,745,404, respectively. Our operating expenses totaled $8,116,871 for the 12-month period ended December 31, 2007, compared to $4,084,402 for the 12-month period ended December 31, 2006.

We anticipate that our expenses will dramatically increase as we continue to leverage our computer touch technology and to exploit opportunities in the consumer console and PC interactive computer gaming industry. If our revenues do not grow significantly or if our operating expenses exceed expectations, we may not achieve or maintain profitability.

OUR HISTORICAL FINANCIAL INFORMATION DOES NOT REFLECT OUR CURRENT PRIMARY BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH. HISTORICALLY, OUR PRIMARY BUSINESS HAS BEEN CONTRACTING FOR THE DEVELOPMENT OF PROFESSIONAL APPLICATIONS OF OUR TECHNOLOGIES FOR OUR CUSTOMERS. HOWEVER, OUR PRIMARY BUSINESS STRATEGY FOR ACHIEVING GROWTH IS DEVELOPMENT OF OUR TECHNOLOGIES FOR COMPUTER GAMING USE.

Historically, we have derived the substantial majority of our revenue from development contracts. For the 12-month periods ended December 31, 2007 and 2006, 42% and 97%, respectively, of our revenues were from development contracts. While we anticipate that royalty revenue from licensing our technologies and sales of products that we develop, such as the Falcon, grips, and related games, will constitute the majority of our revenue, such royalty and sales revenue may not increase and may decrease in the future. Accordingly, we cannot predict our future revenues based on historical financial information.

WE WILL DEPEND ON PRODUCT SALES AND LICENSEES TO GENERATE ROYALTY REVENUE AND WE MAY NOT BE ABLE TO SELL A SUFFICIENT NUMBER OF PRODUCTS OR ATTRACT ANY OR A SUFFICIENT NUMBER OF LICENSEES. WE CURRENTLY DO NOT HAVE ANY LICENSEES.

Our primary business strategy with respect to leveraging our computer touch technology to exploit opportunities in the consumer console and PC interactive computer gaming industry is to license our intellectual property to companies that manufacture and sell haptics-enabled products (both hardware and software) and to manufacture and sell our products directly and through retailers. For us to be successful, we will have to attract licensees and our licensees must manufacture and distribute haptics-enabled products in a timely fashion and generate consumer demand through marketing and other promotional activities. We may not be able to attract any or a sufficient number of licensees to generate a significant amount of royalty revenue. If we are not able to attract any or a sufficient number of licensees or our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenue with respect to that business segment will not grow. Additionally, we will have to attract retailers who will sell our products to consumers at price points that provide us with revenue. If we are not able to attract a sufficient number of retailers, and if the retailers do not sell to consumers in sufficient quantity or at prices which generate revenues, we may be unable to succeed in the gaming applications we have developed.

WE HAVE ESTABLISHED A DIRECT MANUFACTURING CONTRACT AND DIRECT SOFTWARE DEVELOPMENT CONTRACTS; THESE ARE AREAS IN WHICH WE HAVE LITTLE EXPERIENCE.

Much of our growth will come from sales in the video game market. To facilitate this part of our strategy we entered into a direct contract manufacturing agreement with VTech Communications, Ltd. in China in 2006 for the manufacture of the Falcon. We are developing our own initial game programs to be packaged with the Falcon. We do not have experience or a track record for creating hardware products or interactive video and computer games. We cannot be sure that the games we develop will appeal to consumers or enhance the sales of the Novint Falcon. In addition, there will be additional risks such as cash flow management, financing materials, and coordinating product distribution and fulfillment either internally or by contract, all of which we have no experience in. If we expend significant resources on these initiatives and are not successful, our business and results of operations could be negatively impacted and the value of our securities could decline.

DEMAND FOR PRODUCTS THAT INCORPORATE OUR TECHNOLOGIES ARE GENERALLY SEASONAL AND FAILURE TO DELIVER PRODUCTS TO TAKE ADVANTAGE OF YEAR-END HOLIDAY SEASON DEMAND COULD SUBSTANTIALLY IMPACT ROYALTY REVENUE GENERATED, IF ANY, FROM PRODUCTS THAT INCORPORATE OUR TECHNOLOGIES.

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

An important part of our strategy is to create market acceptance for the Falcon product, and future products and games we may develop, that will generate revenues for us. These potential sales are important not only to generate revenue but to create consumer awareness of our products and create a desire on the part of third-party game and hardware developers to enter into license arrangements with us that will similarly generate revenues. If we cannot generate consumer and potential licensee interests, we will not generate sufficient revenues to support our continued operations or expand our product lines.

IF THE CONTRACT MANUFACTURER WE HAVE ENTERED INTO AN AGREEMENT WITH FAILS TO DELIVER PRODUCTS ON TIME, OR DELIVERS PRODUCTS THAT ARE FAULTY, WE MAY NOT ACHIEVE OUR REVENUE GROWTH.

We have entered into a manufacturing agreement with VTech Communications, Ltd. to manufacture the Falcon according to our specifications. We have submitted purchase orders to VTech and anticipate submitting additional orders as demand grows. While we believe that VTech will fulfill our orders timely and to specification, we cannot assure that there will not be delays. If we are unable to have our products manufactured and delivered timely and to specifications, we may lose sales and we may be unable to generate revenues.

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

A SIGNIFICANT PORTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS BASED ON OUR LICENSE FROM SANDIA. FAILURE TO COMPLY WITH THE TERMS OF THE SANDIA LICENSE MAY TERMINATE OR MAKE SUCH LICENSE NONEXCLUSIVE, WHICH MAY RESULT IN A MATERIAL NEGATIVE IMPACT ON OUR BUSINESS AND REVENUES.

A significant portion of our intellectual property rights is based on our license from Sandia National Laboratories (“Sandia”). The Sandia license is a 12-year exclusive license for human-computer haptics interfaces. Sandia has the right to reduce our rights granted pursuant to the Sandia license (e.g., make rights non-exclusive) if we breach the provisions of the Sandia license or fail to meet the $30,000 per year minimum royalties set forth in the Sandia license. The payment terms for the royalties due for the year 2007 are currently being negotiated by the parties. Failure to comply with such terms of the Sandia license may result in a material negative impact on our business and revenues.

IF WE FAIL TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR IF LICENSORS WHO LICENSE INTELLECTUAL PROPERTY RIGHTS TO US FAIL TO PROTECT AND ENFORCE SUCH LICENSORS’ INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO LICENSE OUR TECHNOLOGIES AND TO GENERATE REVENUES WOULD BE IMPAIRED.

Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. In addition, a portion of our intellectual properties is licensed from Sandia, one of our stockholders. If our company or Sandia is not successful in protecting and enforcing their respective intellectual property rights, our ability to obtain future licenses and royalty revenue could be impaired. In addition, if a court limits the scope of, declares unenforceable or invalidates any of our or Sandia’s intellectual properties, current licensees may refuse to make royalty payments or may themselves choose to challenge one or more of our intellectual property rights. Also it is possible that:

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

IF WE ARE UNABLE TO DEVELOP NEW LICENSE RELATIONSHIPS, OUR REVENUE GROWTH MAY BE LIMITED.

A substantial part of our projected revenue growth depends on our ability to enter into license arrangements. Particularly with respect to those licenses which involve the implementation of our hardware components or software games, we face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding and supporting our relationships with our current licensees. These risks include:

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

THE POTENTIAL HIGHER COSTS OF HAPTICS-ENABLED PRODUCTS MAY INHIBIT OR PREVENT OUR TECHNOLOGIES FROM ACHIEVING MARKET ACCEPTANCE. FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL SIGNIFICANTLY LIMIT OUR REVENUE GROWTH IN OUR COMPUTER GAMING BUSINESS.

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

OUR TECHNOLOGIES MUST WORK WITH MICROSOFT’S OR ANOTHER COMPANY’S OPERATING SYSTEM SOFTWARE. THUS, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT OR SUCH OTHER COMPANY MODIFIES ITS OPERATING SYSTEM SOFTWARE.

Our hardware and software technology must be compatible with operating system software, including Microsoft’s or other similar company’s entertainment applications programming interface. Any modifications, additions or deletions by Microsoft or another company’s operating system could require us to modify our technologies and could cause delays in the release of products by our licensees. If Microsoft or another company modifies its software products in ways that limit the use of our other licensees’ products, our costs could be increased and our revenues could decline.

WE INTEND TO UTILIZE THIRD-PARTY MANUFACTURERS TO PRODUCE AND DISTRIBUTE HAPTICS INTERFACE HARDWARE DEVICES. ANY DELAYS IN DELIVERY OF THE HAPTICS INTERFACE HARDWARE DEVICES, QUALITY PROBLEMS OR COST INCREASES WITH RESPECT TO SUCH MANUFACTURERS COULD CAUSE US TO LOSE CUSTOMERS AND COULD ADVERSELY AFFECT OUR REVENUE FROM OUR GAMING BUSINESS.

We intend to utilize third-party manufacturers to produce and distribute haptics interface hardware devices such as the Novint Falcon. We will have limited control over delivery schedules, quality assurance, manufacturing capacity, yields, costs and misappropriation of our intellectual property. Any delays in delivery of the haptics interface hardware devices, quality problems or cost increases could cause us to lose customers and could adversely affect our revenue from our gaming business.

IF WE ARE UNABLE TO IMPROVE, AND REDUCE THE COST OF, OUR TECHNOLOGIES, COMPANIES MAY NOT INCORPORATE OUR TECHNOLOGIES INTO THEIR PRODUCTS AND OUR REVENUE GROWTH MAY BE IMPAIRED.

Our success will depend on our ability to improve, and reduce the cost of, our technologies and to introduce these technologies to the marketplace in a timely and cost-effective manner. If our development efforts are not successful or are significantly delayed, companies may not incorporate our technologies into their products and our revenue growth may be impaired.

WE MAY BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION OVER PROPRIETARY RIGHTS, WHICH MAY DELAY BRINGING PRODUCTS INCORPORATING OUR TECHNOLOGIES TO MARKET AND ADVERSELY AFFECT OUR REVENUE FROM OUR GAMING BUSINESS.

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

Claims that consumer products have flaws or other defects that lead to personal or other injury are common in the computer peripherals industry. In particular, manufacturers of peripheral products, such as computer mice, have in the past been subject to claims alleging that use of their products has caused or contributed to various types of repetitive stress injuries, including carpal tunnel syndrome. We have not experienced any product liability claims to date. Although we seek to limit our exposure to product liability claims by using certain provisions in licensing agreements, existing or future laws or unfavorable judicial decisions could limit or invalidate such provisions. If products sold by us or by our licensees cause personal injury, financial loss or other injury to our or our licensees’ customers, the customers, or our licensees, may seek damages or other recovery from us. These claims would be time-consuming and expensive to defend, distracting to management and could result in substantial damages. In addition, the assertion of these claims, even if unsuccessful, could damage our reputation or that of our licensees or their products. This damage could limit the market for our licensees’ haptics-enabled products and harm our results of operations.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS HAVE SIGNIFICANT SHAREHOLDINGS, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS.

Our current directors, officers and more than 10% stockholders, as a group, beneficially own approximately 34.2% of our outstanding common stock and shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 19, 2008. Acting together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors and mergers or other business combinations. Provisions in our Delaware certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

A SUBSTANTIAL PORTION OF OUR BUSINESS STRATEGY IS TO DEVELOP HAPTICS-ENABLED DEVICES FOR USE IN THE COMPUTER GAMING INDUSTRY AND TO DEVELOP OUR OWN INTERACTIVE COMPUTER GAMING PRODUCTS WHICH INCORPORATE OUR TECHNOLOGIES. SUCH INDUSTRY IS HIGHLY VOLATILE AND COMPETITIVE.

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

Product development schedules are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. Products frequently include a large amount of content and are complex, time-consuming and costly to develop. A large portion of the interactive computer games that we will produce or that will use our technologies will be designed to be played on proprietary video game platforms such as those owned by Sony, Microsoft, and Nintendo. The success of our products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and our ability to accurately predict these factors with respect to each platform. In many cases, we will have expended a large amount of development and marketing resources on products designed for new video game systems that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than we expected. Conversely, if we did not choose to develop for a platform that achieves significant market acceptance, or discontinue development for a platform that has a longer life cycle than expected, our revenue growth may be adversely affected.

SUCCESS OF INTERACTIVE COMPUTER GAMES IS INCREASINGLY “HITS” DRIVEN. THE MARKET FOR SUCH GAMES IS HIGHLY UNPREDICTABLE AND DEVELOPMENT OF NEW CONTENT IS INHERENTLY RISKY AND EXPENSIVE.

Interactive computer games have become increasingly “hits” driven. Additional marketing and advertising funds are required to drive and support “hit” products, particularly television advertising. There can be no assurance that we will be able to produce “hit” titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses. Whether games will become hits are highly dependent on consumer tastes and moods and is highly unpredictable.

Development of new content is inherently risky and expensive. We cannot assure that products will be developed on time, in a cost effective manner, or that they will be commercially successful.

OBTAINING A LICENSE FROM HARDWARE MANUFACTURERS WILL BE REQUIRED TO PUBLISH INTERACTIVE COMPUTER GAME TITLES ON THEIR PLATFORM. WE HAVE NOT OBTAINED SUCH LICENSES AND MAY NOT BE ABLE TO OBTAIN SUCH LICENSES ON ACCEPTABLE TERMS, OR AT ALL.

We will be required to obtain a license to develop and publish titles for each hardware platform for which we will develop and publish titles. Hardware manufacturers, including Sony (PlayStation, PlayStation 2, and Playstation 3), Nintendo (GameCube and Wii) and Microsoft (Xbox and Xbox 360) require that we obtain approval for the incorporation of our technologies on their platforms. Such manufacturers are large companies with substantial financial resources and will be able to impose a very manufacturer favored agreement. We cannot assure that we will be able to obtain such licenses on acceptable terms, or at all.

OUR OFFICERS, DIRECTORS AND EMPLOYEES HAVE NO EXPERIENCE IN THE INTERACTIVE COMPUTER GAMING INDUSTRY AND MAY NOT BE ABLE TO OPERATE THIS BUSINESS EFFECTIVELY. FAILURE TO OPERATE OUR COMPUTER GAMING BUSINESS EFFECTIVELY WILL SIGNIFICANTLY AFFECT OUR REVENUE GROWTH AND RESULTS OF OPERATIONS.

Offering and developing interactive computer games is a substantial departure from our current business of offering product development services and limited sales of haptics devices. Our officers, directors and employees have no experience in developing, producing, pricing, marketing, selling, or distributing interactive computer games and will rely on their ability to employ persons that have such experience to carry out their business strategy with respect to developing interactive computer games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable by more experience.

WE HAVE DISCONTINUED THE SALE OF OUR NOVINT SONO PRODUCT.

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

THE MARKET FOR OUR COMMON STOCK MAY NOT BE LIQUID.

Our common stock is and may continue to be thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Further, there is no assurance that our common stock will be listed on any stock exchange or even remain qualified to be quoted on the over-the-counter bulletin board going forward. Failure to do so may make it very difficult to sell our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We lease office space in Albuquerque, New Mexico at 4601 Paradise Boulevard, NW, Suite B, Albuquerque, New Mexico 87114. The facility is our primary operating offices and headquarters. The facility is approximately 4,323 square feet. The lease has a five-year term at a base monthly rent of $7,187. We also lease an office facility in San Diego, California. The facility is approximately 2,000 square feet. The initial twelve-month term is at a monthly base rent of $4,040.00 and the second twelve-month term of the lease is at a monthly base rent of $4,181.40. The lease will expire on July 31, 2009. In addition, we sublease an office space in Los Angeles, California at a monthly base rent of $1,500. The primary purpose of the facility is to serve as an office space for our consultant, Aidan Foley. The initial term of the sublease is one-month and renews for successive one-month terms automatically, unless written notice is provided by either party of its intention not to renew the sublease. We believe that the foregoing facilities are sufficient for our operational needs.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol “NVNT.” The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years as reported on the OTC Bulletin Board.

Quarterly Common Stock Price Ranges

QUARTER ENDED 2007
HIGH LOW

March 31, 2007	$1.50	$0.95
June 30, 2007	$1.40	$0.87
September 30, 2007	$1.19	$0.71
December 31, 2007	$1.02	$0.71

QUARTER ENDED 2006
HIGH LOW

March 31, 2006	N/A	N/A
June 30, 2006	N/A	N/A
September 30, 2006	$1.35	$0.53
December 31, 2006	$1.50	$0.80

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales of Unregistered Securities

During the year ended December 31, 2007, the Company sold the following equity securities of the Company that were not registered under the Securities Act and which were not previously disclosed in a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K:

In June 2007, we issued 200,000 shares of common stock valued at $242,000 and paid $60,000 in cash to Tournabout, Inc. as payment for the acquisition of software for a total purchase price of  $302,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In July 2007, we issued 50,000 shares of common stock valued at $60,500 and paid $15,000 in cash to the former Chief Technology Officer of Tournabout, Inc. as consideration for becoming an employee of Novint. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In July 2007, we issued 8,403 shares of common stock to Dejobaan Games as payment to license software valued at $10,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In September 2007, we issued 6,250 shares of common stock and warrants to purchase 4,200 shares of common stock at an exercise price of $1.00 per share, exercisable until September 2010, to Security Research Associates for services in closing the agreement with Tournabout, Inc. valued at $10,607. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The shareholder took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In September 2007, we issued 6,250 shares of common stock and warrants to purchase 4,800 shares of common stock at an exercise price of $1.00, exercisable until September 2010, to Dave Dohrman for services in closing the agreement with Tournabout, Inc. valued at $11,050. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The shareholder took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In September 2007, we issued warrants to purchase 6,000 shares of common stock at an exercise price of $1.00 per share, exercisable until September 2010, to associates at Security Research Associates for services in closing the agreement with Tournabout, Inc. valued at $4,498. The six recipients of the warrants were accredited investors within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holders were permitted access to our management for the purpose of acquiring investment information. Due to the holders’ status as accredited investors and their dealings with development companies generally, we deem the holders sophisticated for the purposes of Section 4(2) of the Securities Act.

In September 2007, we entered into an agreement pursuant to which we agreed to issue warrants to purchase 150,000 shares of common stock at an exercise price of $0.80 per share to IR-Unternehmensberatungs GmbH for financial advisory services. These warrants were granted by action of the Board of Directors on January 3, 2008, were fully vested as of September 2007 and are exercisable until January 2013. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holder took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder’s dealings with development companies generally, we deem the holder sophisticated for the purposes of Section 4(2) of the Securities Act.
In October 2007, we entered into an agreement pursuant to which we agreed to issue warrants to purchase 150,000 restricted shares of common stock at an exercise price of $0.80 per share to EPOCH Financial Group, Inc. for financial consulting services. These warrants were granted by action of the Board of Directors on January 3, 2008, vest as to 12,500 shares per month beginning October 1, 2007 and are exercisable until January 2013. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holder took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder’s dealings with development companies generally, we deem the holder sophisticated for the purposes of Section 4(2) of the Securities Act.

In January 2008, we granted options to purchase 100,000 shares of common stock at an exercise price of $0.89 per share to V. Gerald Grafe, a director of the Company, for legal services performed and to be performed in relation to the Company's patents. As of December 31, 2007, 3,667 options had vested. Mr. Grafe is an accredited investor within the meaning of Regulation D promulgated under the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. Mr. Grafe took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. As a director, Mr. Grafe had access to our management for the purpose of acquiring investment information. Due to his status as an accredited investor and his dealings with development companies generally, we deem Mr. Grafe sophisticated for the purposes of Section 4(2) of the Securities Act.

Holders

We currently have 266 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2007, the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,727,500	$0.78	4,747,500
Equity compensation plans not approved by security holders	10,734,618	$0.47	400,000
Total	13,462,118		5,147,500

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

           Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the Company and (ii) lack of resources to maintain the Company’s good standing status and requisite filings with the SEC. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

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

We have derived revenues from 3D touch hardware sales, 3D touch software sales, and the development of professional applications for our customers. We launched our Falcon product in June 2007, and are selling it in our on-line store and in a number of retailers and other websites. We launched an on-line game store in November 2007. We also have completed a number of professional application contracts with customers who desire custom developed software.

Novint focuses the majority of its efforts to exploit opportunities in the consumer console and PC interactive games market. Using our haptics technology, games and applications will have the crucial missing “third sense”, touch, to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software. Our haptic technology and related hardware for consumers is now the primary focus of our operations whereas in the past it had been professional applications. We will devote a majority of our resources to further developing this market and seeking new business relationships with video game developers and publishers and hardware manufacturers. We began selling our haptic product, the Novint Falcon, in June 2007 through our website at www.novint.com. We currently are selling one haptic hardware product which is a haptic game controller device called the Novint Falcon marketed in a bundled package which includes several games. We launched an on-line game store in late 2007, where consumers can purchase and download a variety of game titles. Although our sales of the Novint Falcon and games since product launch have been limited, we anticipate sales of the Novint Falcon and games to increase resulting from increased sales and distributions to retailers and release of new software and games in 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our audited financial statements for the year ended December 31, 2007 and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2007 or through March 20, 2008. New accounting policies and practice were implemented in 2007 as necessary based on the launch of our haptics product sales in June 2007.

REVENUE AND COST RECOGNITION — We recognize revenue from the sale of software products under the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2 generally requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative vendor specific objective evidence of fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, if the determination of vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence does exist or until all elements of the arrangement are delivered.

Our revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheet under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified. As of December 31, 2007 the Company did not have any costs and estimated earnings in excess of billings on contracts or any billings in excess of costs and estimated earnings on contracts. All contracts were 100% complete as of December 31, 2007.

Revenue from product sales relates to the sale of the Falcon, which is a human-computer user interface, and related accessories. The Falcon allows the user to experience sensory information when using a computer and its handle is the approximate size and shape of a racquetball. The Falcons are manufactured by an unrelated party. Revenue from the product sales is recognized when the products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if all these revenue from product sales requirements are not met, such sales will be recorded as deferred revenue until such time as all revenue recognition requirements are met.

As of December 31, 2007, the Company had recorded $44,966 of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs, requires amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold which for the year ended December 31, 2007 and 2006 approximated $96,000 and $-0-.

Arrangements made with certain customers, including slotting fees and co-operative advertising, are accounted for in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). These incentives are recognized as a reduction in revenue or as a selling, general, and administrative expense, respectively, when payment is made to a customer (or at the time the Company has incurred the obligation, if earlier) unless the Company receives a benefit over a period of time and the Company meets certain other criteria, such as retailer performance, recoverability and enforceability, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement.

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

The Company’s customers are provided a one (1) year limited warranty on the Falcon haptics interface product. This warranty guarantees that the products shall be free from defects in material and workmanship. As of December 31, 2007, the Company has accrued $3,028 as warranty reserve.

IMPAIRMENT — In accordance with Statement of Financial Accounting (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

SOFTWARE DEVELOPMENT COSTS — We account for our software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is 5 years. We have capitalized software development costs in connection with our haptic software beginning in 2000. Amortization is computed on the straight-line basis over the remaining life (5 years) of our software platform.

STOCK BASED COMPENSATION - We account for stock based compensation in accordance with SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, related to a Employee Stock Purchase Plan based on the estimated fair values. We have used stock option awards in the past and continue to use them as a means of rewarding our employees and directors for their continued commitment and efforts in helping us execute our overall business plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07- 3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We are currently analyzing the effect, if any, EITF 07-3 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 became effective as of the end of our 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a significant impact on our financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006.

REVENUES. During the year ended December 31, 2007, we had revenues of $415,047 as compared to revenues of $90,109 during the year ended December 31, 2006, an increase of approximately 361%. In 2006, substantially all of our revenues were derived from the development of professional applications. During 2006, we redirected much of our attention in the development and completion of our haptics technology and hardware platforms for consumers. Our haptics game controller device was launched in June 2007, and our on-line game store was launched in November 2007. As a result, our revnenues in 2007 were derived from both development of professional applications and sales of our haptics products. During the year ended December 31, 2007, our revenues were derived from the development of professional applications for customers totaling $178,458, and the sale of our haptics technology products totaling $236,589. We will continue to provide development of professional applications in future years but not at the levels experienced in prior years since we believe our future growth will be centered around our haptics technology and hardware platform for consumers.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold for our haptics technology products includes the cost of the haptics technology products sold and the costs associated with shipping product to customers. The cost of goods sold for our development of professional applications includes materials purchased for resale to customers and the direct labor incurred for delivering on projects. Costs of goods sold were $484,244 for the year ended December 31, 2007, compared to $63,402 for the year ended December 31, 2006. In 2006, our revenues were only derived from development of professional applications, and in 2007 we launched the sales of our haptics technology products. Our overall gross loss percentage was approximately (17)% for the year ended December 31, 2007, which is a result of our gross profit from our development of professional applications approximated 27%, and gross loss from the sale of our haptics technology product approximated (50)%, compared to a gross profit percentage of 30% for the year ended December 31, 2006, which consisted only of gross profit from our development of professional applications. Our gross profit from the development of professional applications has remained consistent from year to year. Our gross loss experienced from the sale of our haptics technology product was impacted by efforts to drive market penetration—high freight costs to meet the demands of the initial product distribution, costs to place product into major retail chains, third-party warehousing costs, and lower pricing for retailer and distributors, which now comprise the majority of the product sales.

RESEARCH AND DEVELOPMENT EXPENSES Research and development totaled $1,142,986 for the year ended December 31, 2007 compared to $496,844 for the year ended December 31, 2006, an increase of $646,142 or 130%. Our research and development for 2007 increased as development was completed for the various software applications of our haptics technology. We anticipate our research and development expenses to remain at the current levels as we continue to develop new software associated with the haptics technology product.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $5,266,094 for the year ended December 31, 2007, compared to $3,329,351 for the year ended December 31, 2006, an increase of $1,936,743 or 58%. The increase in general and administrative expenses compared to the prior year was primarily related to the growth in the business to support the sales and marketing of the haptics technology. Business and professional fees increased approximately $750,000, and payroll and other overhead expenses increase approximately $1,186,700 as new employees and other expenses were added to expand the business. We anticipate such expenses to continue to slightly increase as we establish the necessary organization for the business.

DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense totaled $315,999 for the year ended December 31, 2007 compared to $106,527 for the year ended December 31, 2006, an increase of $209,472 or 197%. This has increased as we have increased our investment in fixed assets, intangibles, and capitalized software.

SALES AND MARKETING EXPENSE Sales and marketing expense totaled $1,391,792 for the year ended December 31, 2007 compared to $151,680 for the year ended December 31, 2006, an increase of $1,240,112 or 818%. The increase was primarily attributable to website development, trade show expenses and a promotional “Swoop” tour to promote the product immediately following the launch of the product in June 2007. Promotional efforts will continue in 2008 with print advertising, trade shows, branding, and promotion through the website as well as through marketing partnerships.

LOSS FROM OPERATIONS: We had a loss from operations of $8,186,068 for the year ended December 31, 2007, compared to a loss from operations of $4,057,695 for the year ended December 31, 2006. Our net losses have increased as a result of the increase in our operating expenses as described above.

NET LOSS. We had a net loss of $8,096,497, or $0.27 per share, for the year ended December 31, 2007, compared to $4,309,701, or $0.24 per share, for the year ended December 31, 2006. While there was an increase in the loss from operations, the interest income increased approximately $237,000 and interest expense decreased approximately $65,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had total current assets of $3,986,983 and total current liabilities of $731,816, resulting in a working capital surplus of $3,255,167. As of December 31, 2007, we had total cash and cash equivalents of $2,704,367. Our cash flow from operating activities for the year ended December 31, 2007 resulted in a deficit of $6,838,113 compared with a deficit of $1,810,308 in the same period of the prior year. Our cash flow from investing activities for the year ended December 31, 2007 resulted in a deficit of $783,406 compared with a deficit of $586,851 in the same period of the prior year. Our cash flow from financing activities for the year ended December 31, 2007 resulted in a surplus of $10,070,418 compared to a surplus of $2,610,500 in the same period of the prior year. Overall, our cash increased by approximately $2,448,899 during 2007.

During the year ended December 31, 2007, the Company raised approximately $10,467,000 from the sale of shares of common stock with warrants through an equity agreement and exercise of stock purchase warrants. This equity raise allowed the Company to further develop its haptics technology, and seek and develop strategic partnerships with game publishers and hardware manufacturers to utilize the Company’s haptics technology, as well as to increase customer awareness and demand and to drive sales, and to add corporate infrastructure to support these activities in terms of customer fulfillment and support.

The Company believes that it has sufficient capital to sustain its operations for twelve months; however, it will require additional working capital in order to fully execute on its business plans with respect to the haptics technology and the further development of the Novint Falcon and related software and accessories.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Grant Thornton LLP, the independent registered public accounting firm who had been engaged by the Company as the principal accountant to audit the Company’s financial statements, was dismissed effective February 21, 2006. On February 21, 2006, the Company’s Board of Directors and Audit Committee approved the engagement of AJ. Robbins, P.C. as the Company’s new principal independent accountant to audit the Company’s financial statements for the year ended December 31, 2005.

The decision to change the Company’s independent accountant from Grant Thornton LLP to AJ. Robbins, P.C. was approved by the Company’s Board of Directors and Audit Committee on February 18, 2006.

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

Prior to engaging AJ. Robbins, P.C., the Company had not consulted AJ. Robbins, P.C., regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

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

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Tom Anderson, our Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2007). Based on such evaluation, our Chief Executive Officer, President, and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO, President, and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of Novint Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

The Company was not required to disclose information on Form 8-K that it did not report on a Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company and their ages at December 31, 2007 are as follows:

Name	Age	Position Held	Officer/Director since
Tom Anderson	33	Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board and Director	2000
Walter Aviles	48	Chief Technical Officer	2000
Marvin Maslow	70	Director	2000
V. Gerald Grafe	44	Director	2006

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

Biographical Information

Tom Anderson — CEO, President, Acting CFO, and Chairman of the Board . Tom Anderson, our CEO, President, CFO and Chairman of the Board, is one of the earliest pioneers in 3D touch software. He has led Novint since its inception and has been responsible for overseeing all aspects of its business development. He began his work on computer touch more than ten years ago at Sandia National Laboratories using the first PHANTOM (the first haptics device of its kind) ever sold. Mr. Anderson was the inventor and principal investigator during the five-year computer touch project at Sandia responsible for developing the technology and applying it to important problems. Mr. Anderson then worked to obtain an exclusive license to the Sandia Technology for Novint Technologies. From 1998 to 2000, Mr. Anderson was a member of the technical staff at Sandia National Laboratories. His responsibilities included software programming and haptic project development. Sandia National Laboratories is a DOE National Research Laboratory. From 2000 to the present, Mr. Anderson has served as the CEO of Novint Technologies, Inc., with responsibilities including all aspects of running the company including overseeing product and project development, business development, legal, accounting, hiring, management of employees, and company operations. Mr. Anderson has a BS in Electrical Engineering, Magna Cum Laude, from the University of New Mexico, and an MS in Electrical Engineering from the University of Washington, where he studied both computer interface technology and business management.

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

Marvin Maslow — Director. Marvin Maslow is the first board member after Tom Anderson, and is the former CEO of our principal investor, Manhattan Scientifics. Mr. Maslow has provided a strong guiding hand in our early growth. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc. From 1999 through 2002, Mr. Maslow served as a director of NMXS.com, Inc. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow is the special advisor to the Board of Directors of Manhattan Scientifics, Inc., a publicly traded company which is also one of our shareholders.

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

      (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

      (d) Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock to file reports of ownership and change in ownership with the SEC and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. On January 5, 2007, we issued 75,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock to Mr. Gerald V. Grafe, who is one of our directors. On March 5, 2007, we issued 25,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock to Mr. Thomas Anderson, who is our Chief Executive Officer and a member of our Board of Directors. On May 10, 2007, we issued 38,637 shares of our common stock to Mr. Gerald V. Grafe, who is one of our directors. The Section 16(a) filing requirement for the aforementioned issuances and dispositions were not timely filed. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, all of the Company’s other officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2007.

Audit Committee

We currently have a separately designated Audit Committee. Our Audit Committee is comprised of Mr. Ralph Anderson, who is not a director, or employee, or consultant to the Company. Our Board of Directors has determined that Mr. Anderson is a “financial expert” as that term is defined by the SEC.

The purposes of the Audit Committee are:

•	to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;

•	to oversee the independent auditors’ qualifications and independence;

•	to oversee the performance of our independent auditors;

•	to oversee our systems of internal controls regarding finance,

•	to oversee accounting, legal compliance and ethics policies that management and the Board of Directors have established or will establish in the future;

•	to establish procedures for the receipt, retention and treatment of employees and executives;

•
to investigate complaints regarding accounting, internal controls, and other auditing matters and to provide for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•
to provide an open avenue of communication among the independent auditors, financial and senior management, the internal auditing department, and the Board of Directors, always emphasizing that the independent auditors are accountable to the Audit Committee; and

•	to perform such other duties as are directed by the Board of Directors.

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) as of March 31, 2006, which applies to all employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is incorporated by reference into this Annual Report on Form 10-KSB as Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended December 31, 2006 and December 31, 2007. The following table summarizes all compensation for fiscal years 2006 and 2007 earned by our Chief Executive Officer, and Novint’s most highly compensated executive officers who earned more than $100,000 in the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Tom Anderson, Chief Executive Officer,	2006	$150,000	—	—	—	—	—	—	$150,000
Chief Financial Officer and Director	2007	$150,000	—	—	—	—	—	—	$150,000

Walter Aviles, Chief Technical Officer	2006	$155,000	—	—	—	—	—	—	$155,000
	2007	$155,000	—	—	—	—	—	—	$155,000

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Tom Anderson (1)	3,000,000	—	—	$0.05	6/14/2012
Tom Anderson (2)	300,000	200,000	—	$0.66	6/10/2014
Walter Aviles (1)	81,515	—	—	$0.01	11/1/2010
Walter Aviles (1)	705	—	—	$0.01	11/1/2011
Walter Aviles (1)	1,100,000	—	—	$0.05	6/14/2012
Walter Aviles (3)	600,000	400,000	—	$0.66	2/18/2014

(1)	This option was fully vested as of December 31, 2007.

(2)	100,000 options vest each year on June 10 starting June 10, 2005.

(3)	200,000 options vest each year on February 18 starting February 18, 2005.

Stock Options

There were no stock options granted to executive officers during the fiscal year ended December 31, 2007 and there was no exercise of incentive stock options during the last completed fiscal year by the executive officers.

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Marvin Maslow (1)	—	—			—	—	$75,000	(3)	$75,000

V. Gerald Grafe (2)	—	$15,000	(4)	—	—	—	$130,166	(2)	$145,166

(1)	The aggregate number of stock awards and option awards issued to Mr. Maslow and outstanding as of December 31, 2007 is 1,750,000.

(2)
The aggregate number of stock awards and option awards granted to Mr. Grafe and outstanding as of December 31, 2007 is 316,306. Mr. Grafe is a shareholder and practicing attorney at the law firm Hisey Grafe, P.C. (the “Firm”), which represents Novint on intellectual property and other related matters. The Firm accrued $130,166 in legal fees in 2007. Mr. Grafe was issued 25,000 shares of common stock and 25,000 warrants to purchase shares at $1.50 per share as payment for $25,000 of these legal fees. In addition, on January 3, 2008, the Company granted to Mr. Grafe an option to purchase 100,000 shares of common stock at an exercise price of $0.89 per share for services performed in 2007 and for services to be performed for the Company in the future. 3,667 of such options had been earned as of December 31, 2007 and were vested upon grant. The Company recorded $2,354 as expense associated with the 3,667 vested options.

(3)	Compensation earned for strategic advice and investor relations services provided to Novint.

(4)	We granted 13,637 shares to Mr. Grafe on September 20, 2007. The value of the stock award was calculated based on the aggregate grant date fair value computed in accordance with FAS 123R.

Long-Term Incentive Plan Awards

We do not currently have any long-term incentive plans.

Compensation of Directors

We have a director agreement with V. Gerald Grafe providing that Mr. Grafe will be compensated for each year of service, at his election, either (i) shares of the Company’s common stock having an aggregate fair market value of $15,000 or (ii) options to purchase common stock of the Company having an aggregate fair market value of $15,000 with an exercise price equal to the fair market value at the time of the option grant. Mr. Grafe will also receive shares or options in the manner described above having an aggregate fair market value of $1,000 for each meeting of the Board of Directors Mr. Grafe attends.

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

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

We have an employment agreement with our CEO, Tom Anderson. Under such agreement, he is entitled to an annual base salary of $150,000 per year and cash bonus to be determined by Novint, is subject to confidentiality provisions and is entitled to a severance of one year’s base salary if he is terminated by Novint without cause. This agreement does not provide provisions covering a change in control of Novint. The commencement date of this agreement was March 2004.

We also have an employment agreement with our CTO, Walter Aviles. Under such agreement, he was originally granted options to purchase 400,000 shares of Novint’s common stock, but options to purchase 200,000 shares were cancelled, he is currently entitled to an annual base salary of $155,000 per year and cash bonus to be determined by Novint, is subject to confidentiality provisions and is entitled to a severance of two months’ base salary if he is terminated by Novint without cause. This agreement does not provide provisions covering a change in control of Novint. The commencement date of this agreement was November 11, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 19, 2008 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 4601 Paradise Boulevard, NW, Suite B, Albuquerque, New Mexico 87114.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Common	Tom Anderson	6,640,118	(3)	18.8%
Common	Walter Aviles	1,982,220	(4)	5.8%
Common	V. Gerald Grafe	272,973	(5)	*
Common	Marvin Maslow	1,400,000	(6)	4.2%
Common	Walter M. Zierman	2,987,374	(7)	9.1%
Common	AIGH Investment Partners, LLC	3,600,000	(8)	10.7%
Common	Paul Packer	2,050,000	(9)	6.2%
	All officers and directors as a group (4 persons)	10,295,311		26.6%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 19, 2008, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages are based on 31,906,619 shares of common stock issued and outstanding on March 19, 2008.

(3)
Includes 3,315,118 shares of our common stock and an option to purchase 3,000,000 shares of our common stock at an exercise price of $0.05 per share and an option to purchase 300,000 shares of our common stock at an exercise price of $0.66 per share. Under this last option, 100,000 additional shares vest on June 10, 2008 and June 10, 2009. Also includes a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share.

(4)
Includes options to purchase 82,220 shares of our common stock at an exercise price of $0.01 per share; 1,100,000 shares of our common stock at an exercise price of $0.05 per share; and 800,000 shares of our common stock at an exercise price of $0.66 per share. Under the last option, 200,000 additional shares vest on February 18, 2009.

(5)
Includes 229,806 shares of our common stock, a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.50, and a warrant to purchase 12,500 shares of our common stock at an exercise price of $2.00 per share. Also includes options to purchase 5,667 shares of our common stock at an exercise price of $0.89 per share. Under this option, 94,333 additional shares vest as legal services for the registration of patents is completed.

(6)
Includes an option to purchase 150,000 shares at an exercise price of $0.66 per share. Under this option up to the amount of 50,000 shares will vest annually on June 10 of each year until 2009. Also includes an option to purchase 1,250,000 shares at an exercise price of $0.90 per share. Under this option, 250,000 additional shares vest on December 31, 2008.

(7)
Includes warrants to purchase 1,025,000 shares of our common stock, which includes 425,000 shares at an exercise price of $2.00 per share, 150,000 shares at an exercise price of $1.01 per share, and 450,000 shares at an exercise price of $1.00 per share. Also includes 1,962,374 shares held as trustee for the Zierman Living Trust and the Walter M. Zierman DDS PA Age-Weighted Profit Sharing Plan and Trust. Mr. Zierman’s address is 1058 Camino Manana, Santa Fe, New Mexico 87501.

(8)
Includes 1,800,000 shares of our common stock and warrants to purchase 1,800,000 shares of our common stock at an exercise price of $1.50 per share. The address for AIGH Investment Partners, LLC (“AIGH”) is 6006 Berkeley Avenue, Baltimore, Maryland 21209. Orin Hirschman is the managing member of AIGH and exercises sole voting and investment control over such shares.

(9)
Includes 650,000 shares of our common stock and warrants to purchase 900,000 shares of our common stock at an exercise price of $1.50 per share held by Globis Capital Partners, LP and 175,000 shares of our common stock and warrants to purchase 175,000 shares of our common stock at an exercise price of $1.50 per share held by Globis Overseas Fund, Ltd. Mr. Packer exercises sole voting and investment control over these shares. Also includes 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock at an exercise price of $1.50 per share held by Mr. Packer. The address for Mr. Packer is 60 Broad Street, 38th floor, New York, New York 10004.

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

The Company retains Hisey Grafe, P.C. (“Hisey”) as general counsel for the Company. Mr. Grafe, a member of the Company’s Board of Directors and a stockholder of the Company, is a partner at Hisey. Hisey earned fees of $130,166 and $82,918 in 2007 and 2006, respectively, for legal services rendered to the Company. In 2006, the Company issued 18,290 shares of the Company’s common stock valued at $18,290 in payment of $18,290 of the fees. In 2007, the Company issued 25,000 shares of common stock and warrants to purchase 12,500 shares in payment of $25,000 in fees due for 2006. Additionally, in 2007, the Company issued 25,000 shares of common stock and warrants to purchase 25,000 shares in payment of $25,000 of the 2007 expense. At the beginning of 2008, the Company granted Mr. Grafe options to purchase 100,000 shares of common stock with an exercise price of $0.89 per share for services performed and to be performed in relation to the Company's patents. As of December 31, 2007, 3,667 options had vested and the Company recorded $2,354 as expense associated with the 3,667 vested options.

In March 2004, Normandie New Mexico Corporation, which is owned by Mr. Maslow, who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the years ended December 31, 2007 and 2006, the Company had paid $140,625 and $9,375, respectively, for these services. As of December 31, 2007, the Company owed $6,250 to Normandie New Mexico under the agreement.

On July 23, 2007, the Company entered into an employment agreement with Christine Santopolo, the sister-in-law of Mr. Anderson, our CEO and Chairman, pursuant to which the Company pays Ms. Santopolo a salary of $68,000 per year for her services as the Company’s Operations Manager. Ms. Santopolo also received an option to purchase 25,000 shares of our common stock at an exercise price of $0.95 per share.

Director Independence

We currently have one director, Mr. Grafe, who is an independent director as that term is defined under NASDAQ Rule 4200(a)(15). Mr. Maslow, a member of our Audit Committee, does not meet the independence standards for members of the Audit Committee set forth in NASDAQ Rule 4350(d)(2).

ITEM 13. EXHIBITS

Number	Description
3.1 (9)	Amend and Restated Certificate of Incorporation

3.2 (6)	Amended and Restated Bylaws

3.3 (1)	Articles of Merger

3.4 (1)	Certificate of Merger

4.1 (1)	Articles of Incorporation (See Exhibit 3.1)

4.2 (3)	Form of Common Stock Purchase Warrant, April 2006

4.3 (7)	Form of Common Stock Purchase Warrant, March 2007

10.1 (1)	License Agreement with Sandia; Amendments

10.2 (1)	Lease for 9620 San Mateo

10.3 (1)	Employment Agreement with Tom Anderson

10.4 (1)	Employment Agreement with Walter Aviles

10.5 (10)	Amended and Restated 2004 Stock Incentive Plan

10.6 (1)	Shareholders Agreement

10.7 (1)	Lock Up Agreement

10.8 (1)	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9 (1)	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12 (1)	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

10.13 (1)	Purchase Order from DaimlerChrylser Corporation

10.14 (1)	Purchase Order # 94059 from LockheedMartin Corporation

10.15 (1)	Purchase Order # 96996 from LockheedMartin Corporation

10.16 (1)	Purchase Order # 97860 from LockheedMartin Corporation

10.17 (1)	Purchase Order # Q50601685 from LockheedMartin Corporation

10.18 (1)	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19 (1)	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20 (1)	Purchase Order # 24232 from Sandia National Laboratories

10.21 (1)	Purchase Order # 27467 from Sandia National Laboratories

10.22 (1)	Purchase Order # 117339 from Sandia National Laboratories

10.23 (1)	Purchase Order # 250810 from Sandia National Laboratories

10.24 (1)	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

10.25 (1)	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26 (1)	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.27 (1)	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28 (1)	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29 (1)	Intellectual Property License Agreement with Force Dimension LLC

10.30 (1)	Purchase Order with Lockheed Martin dated April 1, 2005

10.31 (1)	Purchase Order with Lockheed Martin dated April 4, 2005

10.32 (1)	Purchase Order with Lockheed Martin dated April 21, 2005

10.33 (1)	Purchase Order with Deakin University dated April 6, 2004

10.34 (1)	Purchase Order with Robarts Research dated September 24, 2004

10.35 (1)	Purchase Order with University of New Mexico dated March 16, 2004

10.36 (1)	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37 (1)	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.38 (2)	Purchase Order with Lockheed Martin dated February 16, 2006

10.39 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.40 (2)	Purchase Order with Lockheed Martin dated March 3, 2006

10.41 (3)	Form of Subscription Agreement for Securities, April 2006.

10.42 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.

10.44 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.

10.45 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.46 (7)	Form of Unit Subscription Agreement, March 2007

10.47 (7)	Form of Investor Rights Agreement, March 2007

10.48 (8)	Amendment No. 1 to Unit Subscription Agreement dated March 2, 2007

10.49 (8)	Amendment No. 2 to Unit Subscription Agreement dated March 30, 2007

10.50 (8)	Amendment No. 1 to Investor Rights Agreement dated March 30, 2007

10.51 (10)	Purchase Order with The Falk Group, LLC dated January 16, 2007

10.52 (11)	Tournabout Intellectual Property Acquisition Agreement dated July 17, 2007

10.53 (12)	Lease Agreement dated May 29, 2007

10.54 (12)	Lease Agreement dated June 21, 2007

14 (2)	Code of Ethics

23.1	Consent of Independent Registered Public Accounting Firm for Registration Statement (No. 333-144104) on Form S-8

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

(2)	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

(3)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(4)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(5)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on December 20, 2006, and incorporated herein by reference.

(6)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 1, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.

(8)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 15, 2007.

(9)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on June 21, 2007.

(10)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 24, 2007.

(11)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on July 23, 2007.

(12)	Filed with the Issuer’s Registration Statement on Form SB-2 on July 27, 2007.

All other exhibits are filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other services rendered.

	December 31, 2007	December 31, 2006
(i) Audit Fees	$131,194	$169,698
(ii) Audit Related Fees	—	—
(iii) Tax Fees	5,000	6,762
(iv) All Other Fees	—	—
Total fees	$136,194	$176,460

Audit Fees. Consists of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements in those fiscal years. Includes $24,444 paid to our former principal accountant to review the Company’s regulatory filings during the fiscal year ended December 31, 2006.

Audit-Related Fees. Consists of the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees. Consists of the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees. Consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported above.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Novint Technologies, Inc.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Novint Technologies, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novint Technologies, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with generally accepted accounting principles in the United States of America.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
March 31, 2008

Novint Technologies, Inc.
BALANCE SHEET

December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,704,367
Accounts receivable, net of allowance for doubtul accounts of $44,000	80,724
Prepaid expenses and other current assets	257,787
Inventory	474,461
Deposit on purchase of inventory	469,644
Total current assets	3,986,983

PROPERTY AND EQUIPMENT, NET	443,576
PREPAID EXPENSES - NET OF CURRENT PORTION	125,706
SOFTWARE DEVELOPMENT COSTS, NET	644,308
INTANGIBLE ASSETS, NET	405,299
DEPOSITS	43,063
Total assets	$5,648,935

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$230,677
Accrued payroll related liabilities	195,549
Accrued expenses	238,060
Accrued expenses - related parties	22,564
Deferred revenue	44,966
Total current liabilities	731,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, authorized 50,000,000 shares, $0.01 par value;
31,898,955 shares issued and outstanding	318,990
Additional paid-in capital	25,348,138
Accumulated deficit	(20,745,404)
Accumulated other comprehensive loss	(4,605)
Total stockholders' equity	4,917,119
Total liabilities and stockholders' equity	$5,648,935

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2007	2006
Revenue:
Project	$178,458	$87,014
Product	236,589	3,095
Total revenue	415,047	90,109

Cost of goods sold:
Project	130,166	63,402
Product	354,078	-
Total cost of goods sold	484,244	63,402

Gross profit	(69,197)	26,707

Operating expenses
Research and development	1,142,986	496,844
General and administrative	5,266,094	3,329,351
Depreciation and amortization	315,999	106,527
Sales and marketing	1,391,792	151,680
Total operating expenses	8,116,871	4,084,402

Loss from operations	(8,186,068)	(4,057,695)

Other (income) expense
Interest income	(236,732)	(176)
Interest expense	146,896	212,182
Loss on registration rights agreement	-	40,000
Other (income) expense	265	-

Net other (income) expense	(89,571)	252,006

Net loss	(8,096,497)	(4,309,701)

Preferred stock accretion	-	(170,974)

Net loss available to common stockholders	$(8,096,497)	$(4,480,675)

Loss per share, basic and diluted:
Net loss	$(0.27)	$(0.24)
Net loss available to common stockholders	$(0.27)	$(0.25)

Weighted-average common shares outstanding,
basic and diluted	29,579,175	17,594,513

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2007 and 2006

	Conditionally Redeemable,						Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Compensation	Total

Balances, December 31, 2005	4,000	$276,326	14,323,214	$143,232	$6,534,975	$(8,168,232)	$(4,605)	$(562,898)	$(2,057,528)

Common stock sold for cash, net of offering costs of $14,500	-	-	2,525,000	25,250	2,485,250	-	-	-	2,510,500
Common stock issued to consultants for services	-	-	164,950	1,650	190,910	-	-	-	192,560
Common stock issued related to exercise of options	-	-	55,334	554	(524)	-	-	-	30
Common stock issued for repayment of notes payable	-	-	1,373,224	13,732	970,114	-	-	-	983,846
Common stock issued for settlement of accrued liabilities	-	-	1,005,069	10,051	657,814	-	-	-	667,865
Options issued to employees services	-	-	-	-	251,399	-	-	40,460	291,859
Options issued to consultants for services	-	-	-	-	1,426,003	-	-	-	1,426,003
Reclassification of unearned compensation	-	-	-	-	(489,954)	-	-	522,438	32,484
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-
Expense related to re-priced options	-	-	-	-	155,748	-	-	-	155,748
Preferred stock accretion	-	170,974	-	-	-	(170,974)	-	-	(170,974)
Preferred stock converted into common stock	(4,000)	(447,300)	447,300	4,473	442,827	-	-	-	447,300
Net loss	-	-	-	-	-	(4,309,701)	-	-	(4,309,701)

Balances, December 31, 2006	-	$-	19,894,091	$198,942	$12,624,562	$(12,648,907)	$(4,605)	$-	$169,992

Common stock sold for cash, net of offering costs of $439,364	-	-	10,330,000	103,300	9,787,336				9,890,636
Common stock issued related to exercise of options/warrants	-	-	444,811	4,448	132,236				136,684
Common stock issued to consultants for services	-	-	381,018	3,810	430,091				433,901
Common stock issued for repayment of notes payable	-	-	232,627	2,326	355,755				358,081
Common stock issued for settlement of accrued liabilities	-	-	507,701	5,077	595,327				600,404
Options vested for employees services	-	-			433,607				433,607
Options vested to consultants for services	-	-			980,310				980,310
Common stock issued for purchase of licenses	-	-	9,260	93	9,908				10,001
Common stock issued pursuant to previous investment agreements	-	-	99,447	994	(994)				-
Net loss	-	-				(8,096,497)			(8,096,497)

Balances, December 31, 2007	-	$-	31,898,955	$318,990	$25,348,138	$(20,745,404)	$(4,605)	$-	$4,917,119

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,096,497)	$(4,309,701)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation and amortization	315,999	106,527
Loss on disposal of assets	265	-
Common stock issued for services	384,656	192,560
Options issued to employees for services performed	433,607	324,343
Options issued to consultants for services	980,310	1,426,003
Expense related to re-priced options	-	155,748
Amortization of bond discount	(19,100)	-
Changes in operating assets and liabilities:
Accounts receivable	(80,724)	75,140
Prepaid expenses	(163,720)	(85,886)
Deferred financing costs	-	(50,322)
Invenotry	(474,461)	-
Deposit on purchase of inventory	(186,573)	(283,071)
Prepaid expenses, net of current portion	(125,706)	-
Deposits	(43,063)	-
Accounts payable and accrued liabilities	190,139	591,056
Accrued interest	-	6,061
Accrued expenses related party	(49,311)	48,404
Accrued royalties	37,500
Deferred revenues	44,966	-
Billings in excess of costs and estimated earnings on contracts, net	(5,500)	(7,170)
Net cash (used in) operating activities	(6,857,213)	(1,810,308)

Cash flows from (to) investing activities:
Purchase of licensing rights	(131,711)	(5,001)
Capital outlay for software development costs and other intangible assets	(443,840)	(310,345)
Capital outlay for investment in debt security held-to-maturity	(1,980,900)	-
Proceeds from maturity of debt security	2,000,000	-
Proceeds from disposal of fixed assets	12,025	-
Property and equipment acquisitions	(219,880)	(271,505)
Net cash provided by (used in) investing activities	(764,306)	(586,851)

Cash flows from (to) financing activities:
Proceeds from exercise of options	136,684	-
Proceeds from issuance of common stock	10,330,000	2,525,000
Offering costs	(396,266)	(14,500)
Proceeds from notes payable	-	340,000
Repayment of notes payable	-	(240,000)
Net cash provided by financing activities	10,070,418	2,610,500

Net increase (decrease) in cash and cash equivalents	2,448,899	213,341
Cash and cash equivalents at beginning of period	255,468	42,127

Cash and cash equivalents at end of period	$2,704,367	$255,468

Supplemental information:
Interest paid	$-	$33,200
Income taxes paid	$850	$850
Non-cash investing and financing activities:
Payment of notes payable with 232,627 shares of common stock	$358,081	$-
Payment of notes payable with 1,373,224 shares of common stock	$-	$983,846
Payment of accrued liabilities with 296,700 shares of common stock	$333,519	$-
Payment of accrued liabilities with 1,005,069 shares of common stock	$-	$667,839
Purchase of software and other intangible assets with 279,002 shares
of common stock	$337,386	$-
Payment for services with 332,100 shares of common stock	$384,656	-
Conversion of 4,000 shares of preferred stock into 447,300 shares
of common stock	$-	$447,300
Fair value accretion on conditionally redeemable, convertible preferred stock	$-	$170,974

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 — NATURE OF BUSINESS

Novint Technologies, Inc. (the “Company” or “Novint”) is a Delaware corporation. The Company currently is engaged in the development and sale of haptics products and equipment, including installation services and support, to production and manufacturing companies in the United States. Haptics refers to one’s sense of touch. The Company’s focus is in the consumer interactive computer gaming market, which is a substantial departure from its business of offering product development services and limited sales of haptic technology. The Company’s operations are based in New Mexico with sales of its consumer haptics products primarily to consumers through the Company’s website at www.novint.com and retail outlets.

Managements Plans

As of December 31, 2007, the Company had total current assets of $3,986,983 and total current liabilities of $731,816, resulting in a working capital surplus of $3,255,167. As of December 31, 2007, the Company had cash and cash equivalents totaling $2,704,367. During the year ended December 31, 2007 as further discussed in Note 9, the Company raised approximately $10,467,000 from the sale of shares of common stock with warrants through an equity agreement and exercise of stock purchase warrants. This recent financing allowed the Company to further develop its haptics technology, and seek and develop strategic partnerships with game publishers and hardware manufacturers to utilize the Company’s haptics technology. Additionally as further discussed in Note 14-Subsequent Events, the Company closed on $2,000,000 of debt financing in March 2008. The Company believes that it has sufficient capital to sustain its operations for twelve months; however, it will require additional working capital in order to fully execute on its business plans with respect to the haptics technology and the further development of the Novint Falcon and related software and accessories.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of the Company’s common stock and the fair value of options and warrants to purchase common stock, allowances for doubtful account, inventory valuation, return and warranty reserves, accounting for income taxes and uncertainty in income taxes and depreciation and amortization.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Equity and Debt Securities

The Company classifies marketable equity securities as available-for-sale. Available-for-sale investments are recorded at fair value determined based on quoted market prices with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive loss in the accompanying statements of operations. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Fair market values are based on quoted market prices. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Due to the immaterial amount of the marketable equity securities held by the Company at December 31, 2007, they have been reported as prepaid expenses and other current assets in the accompanying balance sheets. The Company did not record any change in the value of these marketable equity securities during the years ended December 31, 2007 or 2006. The Company may at times invest in debt securities, primarily U.S. Treasury Bonds, which may be held to maturity. Held to maturity debt securities investments are recorded at fair value based on quoted market prices with unrealized gains or losses included in earnings in the accompanying statements of operations. As of December 31, 2007 and 2006, the Company held no investments in debt securities.

Accounts Receivable/Concentration of Credit Risk

The Company utilizes the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. As of December 31, 2007, the Company recorded an allowance for doubtful accounts totaling $43,000 and bad debt expense of $41,500 and $-0- for the years ended December 31, 2007 and 2006, The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectibility by performing credit evaluations of customers. Trade receivables are not collateralized. The Company generally grants credit terms to most customers ranging from 20 to 30 days.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash, cash equivalents held at commercial banks and institutions primarily in the United States, and trade receivables from the Company’s customers. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts. At December 31, 2007, the Company’s cash exceeded its financial institution fully insured depository amount by approximately $2,105,000.

For the years ended December 31, 2007 and 2006, the Company’s revenues were substantially attributable to a few customers. Following is a summary of the Company’s customers with sales over 10%, and the percentage of these sales to total sales for the years ended December 31, 2007 and 2006:

	December 31, 2007%		December 31, 2006%
Project Revenue
Lockheed Martin Perry	$35,836	9	$74,342	83
The Falk Group	139,612	33	—	—
Aramco	—	—	12,672	14

Product Revenue
CompUSA	51,528	12	—	—

The Company’s Falcon haptics interface product (the “Falcon”) is manufactured by a single manufacturer. Consequently, we are dependent on this manufacturer to manufacture and deliver all orders of the Falcon haptics interface product. In the event the manufacturer is unable to manufacture and deliver such product, it will have a detrimental impact on our operations due the inability fulfill customer orders

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is comprised of finished goods held for sale and related freight cost related to the Falcon haptics interface product and related accessories and is stated at the lower of cost, determined on an average cost basis, or market. Based on the Company’s assumptions about future demand, market conditions and obsolescence, inventories are written-down to market value. If the Company’s assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

Deposits on Purchase of Inventory

Deposits on inventory totaling $469,644 at December 31, 2007 relate to prepayments to the Company’s manufacturer of the Falcon. The deposit balance is reduced when products ordered are shipped to the Company.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accrued liabilities, accounts payable and notes payable are carried at historical cost, which approximates their fair value because of the short-term maturities or repayment terms of these instruments. Marketable equity and debt securities are carried at fair value.

Sales and Marketing Costs

Sales and marketing costs such as advertising, marketing campaigns and related travel cost are expensed as incurred. The Company incurred sales and marketing costs of $1,391,792 and $151,680 in 2007 and 2006, respectively.

Software Development Costs

The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of December 31, 2007, the Company’s capitalized software development costs totaled $644,308 (net of $189,936 of accumulated amortization). The estimated annual amortization expense related to the capitalized software development cost is approximately $150,000 per year. Amortization expense related to software development costs for the years ended December 31, 2007 and 2006 totaled $102,480 and $7,397, respectively.

The Company follows Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through December 31, 2007, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all related costs to research and development expense in the periods incurred.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, 2-5 years for leasehold improvements based upon the life of the lease and 5 years for office equipment and vehicles. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $51,973 and $24,686 for the years ended December 31, 2007 and 2006, respectively.

Intangible Assets

Intangible assets consist of licensing agreements $689,125 and patents $40,706, and are carried at cost less accumulated amortization of $324,532. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the years ended December 31, 2007 and 2006, the Company recognized amortization expense of approximately $161,546 and $74,444, respectively, related to intangible assets.

Annual amortization of intangible assets remaining at December 31, 2007, are as follows:

Year Ended December 31,
2008	$164,110
2009	163,832
2010	74,232
2011	2,500
2012	625
Total	$405,299

The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires intangible assets to be tested for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which has been superseded by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs a periodic review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over the remaining lives against the respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. After an impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis. No impairment loss was recorded in 2007 or 2006.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment loss was recorded in 2007 or 2006.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified. As of December 31, 2007 the Company did not have any costs and estimated earnings in excess of billings on contracts or any billings in excess of costs and estimated earnings on contracts. All contracts were 100% complete as of December 31, 2007.

Revenue from product sales relates to the sale of the Falcon, which is a human-computer user interface, and related accessories. The Falcon allows the user to experience sensory information when using a computer and its handle is the approximate size and shape of a racquetball. The Falcons are manufactured by an unrelated party. Revenue from the product sales is recognized when the products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if all these revenue from product sales requirements are not met, such sales will be recorded as deferred revenue until such time as all revenue recognition requirements are met.

As of December 31, 2007, the Company had recorded $44,966 of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs, requires amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold which for the year ended December 31, 2007 and 2006 approximated $96,000 and $-0-.

Arrangements made with certain customers, including slotting fees and co-operative advertising, are accounted for in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). These incentives are recognized as a reduction in revenue or as a selling, general, and administrative expense, respectively, when payment is made to a customer (or at the time the Company has incurred the obligation, if earlier) unless the Company receives a benefit over a period of time and the Company meets certain other criteria, such as retailer performance, recoverability and enforceability, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement.

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

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s customers are provided a one (1) year limited warranty on the Falcon. This warranty guarantees that the products shall be free from defects in material and workmanship. Additionally, the Company offers its customers of the Falcon a 30 day money back guarantee. The Company continually evaluates its reserve accounts for both the limited warranty and 30 day money back guarantee based on its historical activities. As of December 31, 2007, the Company has recorded $3,028 as warranty and money back guarantee reserves.

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

The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2007 for U.S. Federal Income Tax and for the tax years ending December 31, 2004 through 2007 for the State of New Mexico Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and December 31, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or December 31, 2007.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, (“SFAS 128”) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of December 31, 2007 and 2006, the Company had a total of 25,921,983 and 12,208,794, respectively, in potentially dilutive securities.

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.

The Company recognized $433,607 and $324,343 in employee share-based compensation expense for the years ended December 31, 2007 and 2006, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model. In calculating the fair value of options for stock based compensation recognized under SFAS No. 123(R), the following assumptions were used for stock options issued during the year of 2006: closing price of the common stock at the date of grant, risk-free rates ranged from 5.15% to 5.25%, volatility of the options ranged from 141% to 146%, estimated lives of 3 to 10 years and exercise prices ranged from $0.90 to $1.20 per share. In calculating the fair value of options for stock based compensation for the year ended December 31, 2007, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 5.00% to 5.15%, volatility of the options ranged from 131% to 196%, estimated lives of 5 years and exercise prices ranged from $0.89 to $1.01 per share.

Registration Rights

From time to time, the Company will sell shares of its common stock which may include a provision for registration rights. The Company recognizes and measures the registration rights arrangement under a contingency basis as prescribed by SFAS No. 5, Accounting for Contingencies and FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements.

Research and Development

Research and development costs are expensed as incurred and amounted to $1,142,986 and $496,844 for the years ended December 31, 2007 and 2006, respectively.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2007, the FASB issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07- 3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect, if any, EITF 07-3 will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 160.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 became effective as of the end of the Company’s 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a significant impact on its financial statements.

Reclassifications

Certain reclassifications have been made to the 2006 balances in order to conform to the 2007 presentation.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 — MARKETABLE EQUITY SECURITIES

At December 31, 2007, the Company held 8,284 shares of Manhattan Scientifics, Inc. (“Manhattan”) common stock.

As of December 31, 2007, the marketable equity securities had an original cost of $5,102, gross unrealized losses of $4,605 and a fair value of $497. There have been no substantial changes in the fair value of such securities during 2007. The Company’s marketable equity securities are carried at fair value and are included in prepaid and other current assets in the accompanying financial statements.

There were no sales of marketable equity securities during the years ended December 31, 2007 or 2006.

NOTE 4 — PREPAID EXPENSES

As of December 31, 2007, prepaid expenses totaling $383,493 principally consist of prepayments towards marketing costs, insurance premiums, rents and royalties which $125,706 is considered the long-term portion. Prepayments on royalties comprise a significant portion of the prepaid expenses at December 31, 2007 totaling $301,413 of which $125,706 is considered long-term portion due to the length of the related license and royalty agreements.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Equipment	$177,330
Leasehold improvements	10,425
Office equipment	14,987
Software	50,595
Tooling	252,530
Vehicles	21,483
527,350
Less accumulated amortization	(83,774)
$443,576

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2007:

Licensing agreements	$689,125
Patent	40,706
Less accumulated amortization	(324,532)
$405,299

In April 2007, the Company entered into an Intellectual Property Acquisition Agreement to purchase certain intellectual property in consideration for $60,000 in cash and 200,000 shares of the Company’s common stock with an aggregate value of $302,000. The intellectual property has been recorded within the licensing agreements and is amortized on a straight line basis over three years. The agreement also provides for a provision in which the seller may earn an additional $15,000 in cash and 50,000 in common shares if the seller continues full time service with the Company as either an employee or consultant for at least one year, which both additional amounts have been issued to the seller as of December 31, 2007.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7 — CONVERTIBLE NOTES PAYABLE

During 2005, the Company executed convertible promissory notes in the amount of $358,081 to Lunar Design for the costs incurred during 2005 associated with contracted research and development efforts. The promissory notes were non-interest bearing, past their maturity dates (maturity dates varied throughout 2006) and were due on demand. If the promissory notes were not paid in full in cash at the promissory notes’ maturity date, the Company was to convert the unpaid balance of the note into shares of the Company’s common stock. The conversion price per share will be equal to the last sale price of the Company’s common stock on the maturity date, or on the last business day prior to the maturity date. Subsequent to the maturity dates, the Company negotiated with Lunar regarding conversion terms and during the quarter ended March 31, 2007, the Company converted the entire remaining balance totaling $358,081 of the promissory note balance into 232,627 shares of common stock and agreed to issue an additional 77,313 shares valued at $81,178 to cover a portion of $141,532 as settlement, which has been recorded as interest expense during the year ended December 31, 2007.

NOTE 8 — INCOME TAXES

A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2007	2006
Income tax benefit at statutory rate	$(1,655,000)	$(1,382,000)
State income taxes	(389,000)	(205,000)
Increase in valuation allowance	2,044,000	1,587,000
Income tax expense	$—	$—

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	2007	2006
Net operating loss carryforwards	$6,446,000	$3,738,000
Accrual-to-cash adjustment	100,000	279,000
Software development costs	172,000	—
Options granted for services	1,228,000	844,000
Other	84,000	36,000
Valuation allowance	(8,030,000)	(4,897,000)
	$—	$—

As a result of the significant net losses incurred since inception and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 — INCOME TAXES (Continued)

At December 31, 2007, the Company has available unused state and federal operating loss carryforwards of approximately $16.6 million for federal taxes and $13.7 million for state taxes that may provide future tax benefits, expiring between 2008 and 2012 for state taxes and 2021 through 2027 for federal taxes, as follows:

	Federal	State
NOL carryforward expiration:
2008	$—	$563,000
2009	—	726,000
2010	—	3,069,000
2011	—	2,430,000
2012	—	6,952,000
Thereafter	16,586,000	—
	$16,586,000	$13,740,000

NOTE 9 — GENERAL AND ADMINISTRATIVE EXPENSE BREAKOUT

The breakout by major category (categories greater than 5% of the 2007 and 2006 total general and administrative expense balance) is listed below for the respective years ended December 31:

	2007	2006
Consultant and employee compensation	$3,702,471	$1,637,674
Professional fees	895,415	1,465,253
Remaining (accounts not greater than 5%)	668,208	226,424
	$5,266,094	$3,329,351

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

Licensing Agreements

The Company has a licensing agreement with Sandia National Laboratories (“Sandia”), which initially developed Flight, the precursor to e-TouchTM (the “technology”) and employed the Company’s founder. The licensing agreement provides the Company the right to utilize the technology exclusively for a period of 12 years (expiring in 2011) and non-exclusively in perpetuity and places certain restrictions on its use as well as requires the Company to pay a 1.5 percent royalty fee to Sandia in connection with any income earned based upon the technology. Additionally, under the original agreement, the Company is obligated to pay to Sandia on a semi-annual basis annual minimum earned royalties of $6,000 in 2001, $14,000 in 2002, $24,000 in 2003 and $30,000 from 2004 through 2011. The agreement was amended on June 29, 2005, modifying the royalty payment terms such that the Company will pay royalties of $40,000 for 2001 and 2002, $24,000 in 2003, 30,000 shares of the Company’s common Stock in 2004, 30,000 shares of common stock in 2005 and $30,000 or 1.5% of revenues from 2006 through 2011. Novint had paid all cash amounts due and issued the agreed shares of common stock for its obligations up through December 31, 2006. As of December 31, 2007, the Company has accrued the $30,000 minimum royalty payment required for 2007 since such cash payment was not made during that year.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

The Sandia agreement also allows for sublicensure of the technology to others, which was provided to Manhattan, one of the Company’s shareholders, under an agreement dated June 24, 2000. This agreement was superseded by the Final License and Royalty Agreement dated May 16, 2001, through which Manhattan acquired all of the shares of Teneo Computing, Inc. (“Teneo”). Manhattan then entered into an agreement with the Company concerning Teneo’s intellectual property. The agreement between the Company and Manhattan, also dated May 16, 2001, grants an exclusive right to all of the intellectual property previously held by Teneo and grants Manhattan an exclusive right to all Novint intellectual property within a particular Field of Use.

Under this agreement, Novint is entitled to a 5% royalty on net revenues derived from such sublicense. Any previous agreements granting the Company’s intellectual property to Manhattan were superseded.

From the date of the agreement through December 31, 2007, the Company had not earned or received royalties associated with this agreement.

On January 5, 2004, the Company entered into an exclusive Intellectual Property License Agreement (“Agreement”) with Force Dimension, a company in the haptics hardware technologies and products field. The Agreement provides the Company with a sublicense to a hardware patent and an assignment of a pending patent from Force Dimension. The Agreement, in turn, provides Force Dimension a security interest and a general lien in the assigned patent as well as an irrevocable, exclusive license in the patent that has been assigned to the Company. On May 10, 2005, the Company amended its contract with Force Dimension, Inc. to provide for: a license fee in the amount of $15,000 due on the effective date; the payment of a milestone payment in the amount of $50,000 within ten days of the contract amendment’s effective date; a license fee in the amount of $50,000 within 30 days of the Company’s IPO; and a support and license fee in the amount of $455,000 due no later than January 5, 2006, for all technical and support services rendered to the Company during such time period for total payments of $620,000.

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

During the year ended December 31, 2004, the Company paid $15,000 to Force Dimension for the license fee due on the effective date. During 2005, Novint paid $140,000 to Force Dimension, representing a portion of the $50,000 milestone payment originally due to Force Dimension upon or before Novint’s receipt of the Second Deliverable as described in the original agreement, the $50,000 milestone payment due on the amendment’s effective date, and $50,000 representing a portion of the licensing fees due. The Second Deliverable was received by Novint on December 30, 2004. The remaining amount of $465,000 due to Force Dimensions was recorded as accrued research and development liabilities as of December 31, 2005 then completely settled in March 2006 through the issuance of 607,500 shares of common stock.

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

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

The Company also has other licensing agreements with various parties providing gaming software. These licensing agreements have royalty provisions which require royalty fees ranging from 5% to 50% of either gross revenue or net revenue and one licensing agreement has a royalty provision of $0.50 per end user. Royalty fees paid or accrued for the years ended December 31, 2007 and 2006 related to these licensing agreements approximated $302,000 and $50,000, respectively, of which $301,413 remains as prepaid expenses as of December 31, 2007. Subsequent to December 31, 2007, the Company has paid $962,000 for prepaid royalties, including to a new licensor as required by the licensing agreement entered into in March 2008.

Employment Agreements

The Company has a perpetual employment agreement with the Company’s Chief Executive Officer. Under the agreement, he is entitled to an annual base salary of $150,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance of one year base salary if he is terminated by the Company without cause.

The Company also has a perpetual employment agreement with the Chief Technology Officer. Under such agreement, he was originally granted options to purchase 400,000 shares of the Company’s common stock, but options to purchase 200,000 shares were cancelled. He is entitled to an annual base salary of $155,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance of two months base salary if he is terminated by the Company without cause.

Consultant Agreement

Effective May 1, 2006, the Company entered into negotiations for a consultant agreement (“Agreement”) with AF Double Eagle (“Consultant”) whereby Consultant will become a full time employee of the Company approximately 6 months after the effective date of the Agreement. The Company and Consultant may transition to Consultant becoming a full time employee earlier upon mutual consent. In accordance with the agreement, Consultant will assist the Company in revenue generation, strategic partnering, strategic planning, funding process and general corporate operations.

Compensation arrangements to the Consultant are as follows:

Cash compensation — The Company will pay Consultant $10,000 at the beginning of each month as compensation for these services. During 2007 this amount was increased to $50,000 per quarter.

Equity compensation — Subject to applicable laws, and the Company’s stock option plan, and consistent with the Company’s usual option grant terms, the Company will grant to Consultant options to purchase 1,213,930 shares of the Company’s common stock. The options shall have an exercise price of $1.00 per share and shall be exercisable for 7 years from the date of grant. These options were granted to Consultant on May 1, 2006, and the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 137%, estimated life of 10 years and a fair market value of $1.40 per share.

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

The options shall initially be unvested. The Company and Consultant anticipate that vesting of options will continue in connection with employment. If such employment is not entered into for any or no reason, then any options unvested at the termination of this Agreement shall be forfeited to the Company.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

Option Group A. Options equal to 5/7th’s of Consultant’s total number of options shall vest monthly over five years, with the first such installment vesting June 1, 2006. If at any time the number of options vested shall be determined, the number vested according to the preceding monthly installment schedule shall be rounded to the nearest whole number of options. As of December 31, 2007, 288,715 of these options have vested and the Company has recorded $171,414 as consultant expense.

Option Group B. Options equal to 1/7th of Consultant’s total number of options shall vest on the close of a sale of equity in the Company to a Consultant Source totaling not less than $1,000,000 net proceeds to the Company, or on the vesting of Option Group C, whichever first occurs. A “Consultant Source” is a party that Consultant first introduces to the Company (i.e., the Company had no relationship with the party prior to Consultant’s introduction), and who purchases equity in the Company in a transaction in which Consultant actively participates in communications and negotiations, and who purchases equity in the Company prior to the termination of this Agreement. If on May 1, 2009, this condition has not been met, and this Agreement has not been terminated, then Option Group B shall vest on May 1, 2009. During the year ended December 31, 2007, the Consultant earned and was granted all of the eligible options totaling 173,419 shares related to a Unit Subscription Agreement as discussed in Note 9.

Option Group C. Options equal to 1/7th of Consultant’s total number of options shall vest on the date that the Company’s cumulative product sales total either (a) 100,000 units of Falcon interface units (not including end effectors or other accessories sold apart from a base unit) or (b) $20,000,000 in revenue to the Company. If on May 1, 2009, this condition has not been met, and this Agreement has not been terminated, then Option Group C shall vest on May 1, 2009. As of December 31, 2007, there were no options related to Option Group C earned and vested.

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

On May 24, 2007, the Company granted this Consultant an option to purchase Units consisting of 147,059 shares of common stock and warrants to purchase 147,059 shares of common stock at an exercise price of $1.50 per share. The option for each Unit has an exercise price of $1.02 per Unit which shall vest 49,020 on July 1, 2007; 49,020 on October 1, 2007; and 49,019 on January 1, 2008, which the Consultant has up to thirty (30) days to exercise such option from each portion vested or otherwise forfeit such option. The option related to these Units has been accounted for under EITF 96-18 whereby the vested portion will be valued at the end of each reporting period. For the year ended December 31, 2007, the Company has recorded $117,117 as an expense associated with the vested portion of the options. Since the option is comprised of a share of common stock and warrant, each component has been separately valued using the Black-Scholes option pricing model. The assumptions used for valuing the common stock component under Black-Scholes are as follow: exercise price of $1.02; stock price of $0.80 to $0.99; term of 1 month; volatility of 131% to 157%; and discount rate of 5%. The assumptions used for valuing the warrant component under Black-Scholes are as follow: exercise price of $1.50; stock price of $0.80 to $0.99; term of 3 years; volatility of 141% to 157%; and discount rate of 5%. For the year ended December 31, 2007, the Consultant only exercised the July 1, 2007 option for 49,020 shares and the remaining unexercised options have expired.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

Operating Lease Agreements

The Company currently has various operating leases relating to office and warehouse space. The operating leases range from one year to five years with monthly rental payments ranging from approximately $1,500 to $8,300. The following is a schedule by years of the future minimum rental payments required under these operating leases that have non-cancelable lease terms:

Year Ended December 31,
2008	$142,532
2009	129,883
2010	99,213
2011	99,213
2012	99,213
2013 and thereafter	8,268
Total	$578,321

NOTE 11 — STOCKHOLDERS’ EQUITY

On June 19, 2007, the Company’s stockholders approved an increase in the authorized shares of common stock from 50,000,000 shares to 150,000,000 shares and cancellation of the 4,000 authorized shares of Series A Preferred Stock.

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

In August 2006, the Company sold 1,000,000 shares of common stock and 500,000 warrants to purchase common stock to unrelated parties for $1,000,000. The warrants have an exercise price per share of $2.00. The purchase price of the common stock is subject to adjustment as follows: In the event that after the date of the agreement, the Company shall complete an offering of securities on or before April 1, 2007 which results in gross proceeds to the Company of not less than $3,000,000, and if such offering is conducted at a price per share of common stock of $1.11 per share or less, then, the purchase price per share of common stock shall be automatically adjusted to equal 90% of the issue price.

In September 2006, the Company sold 280,000 shares of common stock and 140,000 warrants to purchase common stock to an unrelated party for $280,000. The warrants have an exercise price per share of $2.00. The purchase price of the common stock is subject to adjustment as follows: In the event that after the date of the agreement, the Company shall complete an offering of securities on or before April 1, 2007 which results in gross proceeds to the Company of not less than $3,000,000, and if such offering is conducted at a price per share of common stock of $1.11 per share or less, then, the purchase price per share of common stock shall be automatically adjusted to equal 90% of the issue price.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)

During May 2007, the Company issued a total of 99,447 shares of common stock to seven investors pursuant to provisions within their investment subscription agreements related to the April, August and September 2006 issuances which provide for additional shares to be issued as an anti-dilutive measure which terminated in April 2007. These shares issued pursuant to the anti-dilutive measure were accounted for as additional shares issued as part of the overall original sale of stock related to the investment subscription agreement during 2006. The par value of the 99,447 shares of common stock was recorded as a reduction to additional paid-in capital.

Sale of Common Stock and Warrant

During January 2007, the Company sold 500,000 shares of common stock and warrants for 500,000 shares of common stock to eight investors for a total of $500,000. The warrants have an exercise price of $1.00 per share and life of five years.

During August 2007, the Company sold 250,000 shares of common stock and warrants for 62,500 shares of common stock to one investor for a total of $250,000. The Company paid $15,000 in offering costs associated with the sale and received net proceeds of $235,000. The warrants have an exercise price of $1.50 per share and life of five years.

Unit Subscription Agreement

On March 5, 2007, the Company entered into a Unit Subscription Agreement (the “Unit Subscription Agreement”) with 42 accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $9,000,000 of Units, at a price of one dollar per Unit. Each Unit consists of one share of common stock, and one five-year warrant to purchase one share of common stock at an exercise price of $1.50. Accordingly, an aggregate of 9,000,000 shares of its common stock, and warrants to purchase 9,000,000 shares of common stock were issued (the “Financing”). The Financing closed on March 5, 2007. Under the terms of the Unit Subscription Agreement, the Company could sell an additional 1,000,000 Units for $1,000,000 to a strategic investor, of which the Company closed on the sale of 580,000 units for $580,000 on May 11, 2007. Gross proceeds from the Financing to the Company were $9,000,000, of which $320,010 was paid to certain individuals who served as placement agents for the transaction and approximately $50,000 was paid to counsel for the Purchasers in connection with the transaction. In addition, the Company had netted a previously capitalized deferred offering cost totaling $54,354 towards the gross proceeds from the Financing. The Company granted warrants to purchase 320,000 shares of common stock with an exercise price of $1.50 to certain individuals who served as placement agents in the financing and options to purchase 173,419 shares of common stock with an exercise price of $1.00 to AF Double Eagle upon the closing of the Financing. These warrants and options have been accounted for as related offering costs. Mr. Tom Anderson, the Company’s Chief Executive Officer, invested $25,000 in the Financing.

As part of the terms of the Unit Subscription Agreement, the Company entered into an Investor Rights Agreement among the Purchasers pursuant to which the Company has agreed to file a registration statement to register for resale the shares of common stock sold in the Financing, including the shares of common stock underlying the warrants, within 55 days following the closing of the Financing. Subject to certain exceptions, in the event the registration statement is not filed within such 55 day period or does not become effective within certain time periods set forth in the Investor Rights Agreement, the Company would be required to pay each purchaser in the Financing an amount in cash equal to 0.0333% of the sum of (i) the purchase amount paid by the Purchaser and (ii) the amount paid upon exercise of the warrants for each day the filing or effectiveness of the registration statement is delayed and, pursuant to the terms of the warrants, the Purchasers would be entitled to exercise their warrants pursuant to a cashless exercise formula. In addition, the Company has agreed not to grant any registration rights that are senior to the registration rights of the Purchasers for a period of two years from the closing date without the prior written consent of a majority of the Purchasers.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)

The Company filed a Form SB-2 registration statement as required by the Unit Subscription Agreement on May 24, 2007 and it became effective on June 19, 2007 within the required timeline of the Unit Subscription Agreement.

Conditionally Redeemable, Convertible Preferred Stock

On April 20, 2000, in connection with the license agreement with Sandia, the Company issued all 4,000 authorized shares of Series A conditionally redeemable, convertible preferred stock at $25.00 per share. The preferred stock was convertible into fully paid and non-assessable common stock as follows: at the holder’s option based on the conversion price in effect on the conversion date or automatically upon the closing of an IPO, which would result in 447,300 shares of common stock. The conversion price shall be (i) the subscription price ($100,000 when expressed as an aggregate amount or $25.00 per share when expressed on a per-share basis) divided by (ii) the conversion price in effect on the conversion date. Additionally, the Company is obligated to redeem the preferred shares if there is no IPO or initial sale within 10 years from the issue date.

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

Stock Options

In March 2004, the Board of Directors approved the adoption of the 2004 Stock Incentive Plan which was then amended in February 2007 increasing the number of shares of common stock reserved under the plan from 3,500,000 shares to 7,500,000 shares. The Company has issued options to purchase shares of common stock to employees and various consultants for payment of services.

Option activity during the years ended December 31, 2007 and 2006 is summarized in the following table:

	Shares Under Option	Price per Share	Weighted-Average Exercise Price
Options outstanding at 12/31/05	8,010,841	$0.01-$0.66	$0.26
Granted	3,469,763	$0.90-$1.20	$0.96
Exercised	(58,505)	$0.01-$0.66	$0.07
Canceled	(5,000)	$0.66	$0.66
Options outstanding at 12/31/06	11,417,099	$0.01-$1.20	$0.47
Granted	859,118	$0.89-$1.02	$0.90
Exercised	(98,040)	$1.02	$1.02
Canceled	(157,059)	$1.01-$1.02	$1.02
Options outstanding at 12/31/07	12,021,118	$0.01-$1.20	$0.53

Exercisable at 12/31/06	6,525,169	$0.01-$1.01	$0.22
Exercisable at 12/31/07	10,709,078	$0.01-$1.20	$0.46

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)

The following summarizes certain information regarding outstanding options December 31, 2007:

	Outstanding			Exercisable
Exercise Price	Number	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number	Weighted Average Exercise Price
$ 0.01	284,911	$0.01	3.06	284,911	$0.01
$ 0.05	4,600,000	$0.05	4.50	4,600,000	$0.05
$ 0.50	11,364	$0.50	5.20	11,364	$0.50
$ 0.66	3,066,894	$0.66	5.62	2,814,487	$0.66
$ 0.90	1,500,000	$0.90	8.96	1,378,000	$0.90
$ 0.95	175,000	$0.95	9.80	24,050	$0.95
$ 1.00	1,463,930	$1.00	8.28	1,075,481	$1.00
$ 1.01	820,000	$1.01	9.43	444,660	$1.01
$ 1.02	49,019	$1.02	0.01	49,019	$1.02
$ 1.20	50,000	$1.20	8.67	27,106	$1.20
Total	12,021,118	$0.53	6.62	10,709,078	$0.46

The above tables do not include options to purchase 191,500 shares of common stock at an exercise price of $0.89 per share that were granted to several employees and approved by the Company’s Board of Directors on January 3, 2008. Although granted on January 3, 2008, the options began vesting as of each employee’s respective hire date during 2007. As of December 31, 2007, the Company recorded approximately $4,600 in relation to the vested portion of these options pursuant to FAS 123(R).

NOTE 12 — OPTIONS AND WARRANTS

Options

During the years ended December 31, 2007 and 2006, respectively, the Company recognized compensation expense of $0 and $562,898, respectively, of deferred compensation related to options issued to employees in current and prior years.

Warrants

A summary of the status of the total number of warrants as of December 31, 2007 and 2006, respectively, and changes during the periods then ended is presented in the tables below:

	December 31, 2007		December 31, 2006
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at beginning of year	5,276,225	$1.40	3,138,000	$1.37
Granted	10,444,020	1.52	2,443,125	1.41
Exercised	(415,000)	—	(—)	—
Forfeited	(330,000)	1.00	(304,900)	1.00
Outstanding at end of year	14,975,245	1.52	5,276,225	1.27
Exercisable at end of year	14,975,245	1.52	5,276,225	1.40
Weighted average fair value of warrants granted	$1.52		$1.46

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 12 — OPTIONS AND WARRANTS (Continued)

A summary of outstanding warrants as of December 31, 2007, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of warrants currently exercisable and the weighted-average exercise price of warrants currently exercisable is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/2007	Weighted- Average Exercise Price
$0.26 to $0.50	435,000	3.76	$0.50	435,000	0.50
$0.51 to $1.00	1,478,500	4.65	1.00	1,478,500	1.00
$1.01 to $2.00	13,061,745	5.71	1.60	13,061,745	1.60
$0.26 to $2.00	14,975,245			14,975,245

The above tables do not include 300,000 warrants to purchase common stock at an exercise price of $0.80 per share that were granted to two consultants and approved by the Company’s Board of Directors on January 3, 2008. As of December 31, 2007, 187,500 of these warrants had vested and the Company recorded $123,346 as consultant expense during the year ended December 31, 2007 in relation to the vested portion of these warrants.

NOTE 13 — RELATED PARTIES

On February 18, 2004, the Company granted to a significant shareholder for future services 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At December 31, 2007, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 131%, estimated life of 10 years and a fair market value of $0.95 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $25,995 and $26,690, respectively, was recorded as consultant expense during the years ended December 31, 2007 and 2006.

In March 2004, Normandie New Mexico Corporation, which is owned by Manhattan Scientifics, Inc.’s former Chief Executive Officer, who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the years ended December 31, 2007 and 2006, the Company had paid $140,625 and $9,375, respectively, and recorded expenses totaling $75,000 and $75,000, respectively, for these services. As of December 31, 2007, the Company owed $6,250 to Normandie New Mexico under the agreement.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the members of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. At December 31, 2007, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 131%, estimated life of 10 years and a fair market value of $0.95 per share. The vesting schedule is prorated over the reporting period, and approximately $35,204 and $33,075, respectively, was recorded as consultant expense during the years ended December 31, 2007 and 2006.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 — RELATED PARTIES (Continued)

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

In November 2006, the Company granted 1,500,000 options to purchase common stock to one of the members of the Company’s Board of Directors for future consulting services at an exercise price of $0.90 per share. The options have a 2-year annual vesting provision which 750,000 these options vested immediately. At December 31, 2006, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 146%, estimated life of 10 years and a fair market value of $1.05 per share. At December 31, 2006, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 131%, estimated life of 10 years and a fair market value of $0.95 per share. The vesting schedule is prorated over the reporting period, and approximately $461,594 and $747,323, respectively, was recorded as consultant expense during the years ended December 31, 2007 and 2006.

On July 23, 2007, the Company entered into a perpetual employment agreement with an individual whom is related with the Chief Executive Officer through family marriage. Under the agreement, this employee is entitled to an annual base salary of $68,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance equal to this employee’s base salary for a two week period if this employee is terminated by the Company without cause. Additionally, the employment agreement granted this employee an option for 25,000 shares of common stock with an exercise price of $0.95 per share which vests over a five year period

One of the members of the Company’s Board of Directors provided legal services to the Company. Total legal expense incurred by the Company for such legal services by this director totaled $196,711 and $82,918 for the years ended December 31, 2007 and 2006, respectively. In 2006, the Company issued 18,290 shares of the Company’s common stock valued at $18,290 as settlement of $18,290 of the fees. In 2007, the Company issued 25,000 shares of common stock and warrants to purchase 12,500 shares for satisfaction of $25,000 in accrued liabilities incurred from the previous year. Additionally, in 2007, the Company issued 25,000 shares of common stock and warrants to purchase 25,000 shares for satisfaction of $25,000 of the 2007 expense. At the beginning of 2008, the Company granted this board member options to purchase 100,000 shares of common stock with an exercise price of $0.89 per share for services performed and to be performed in relation to the Company's patents. As of December 31, 2007, 3,667 options had vested and the Company has recorded $2,354 in expense related to these vested options.

NOTE 14 — SUBSEQUENT EVENTS

On February 1, 2008, the Company entered into a marketing agreement with Intel Corporation, expiring on December 31, 2009, which sets forth parameters for the further potential development and marketing of the Company’s haptics (touch) technology.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 14 — SUBSEQUENT EVENTS (Continued)

On March 31, 2008, the Company closed on a $2,000,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and the subscribers signatory thereto (the "Subscription Agreement").  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  Certain existing shareholders of the Company are entitled to purchase notes and warrants under the terms of the Subscription Agreement and the Company may be required to create a second offering of these notes and warrants up to a total aggregate amount of $3,750,000 including the amounts already subscribed for to accommodate such shareholders’ rights to participate.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.

Dated: April 9, 2008	By:	/s/ Tom Anderson
Tom Anderson,
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tom Anderson Tom Anderson	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	April 9, 2008

/s/ Marvin Maslow Marvin Maslow	Director	April 9, 2008

/s/ V. Gerald Grafe V. Gerald Grafe	Director	April 9, 2008

EXHIBIT  INDEX

Number	Description
3.1 (9)	Amend and Restated Certificate of Incorporation

3.2 (6)	Amended and Restated Bylaws

3.3 (1)	Articles of Merger

3.4 (1)	Certificate of Merger

4.1 (1)	Articles of Incorporation (See Exhibit 3.1)

4.2 (3)	Form of Common Stock Purchase Warrant, April 2006

4.3 (7)	Form of Common Stock Purchase Warrant, March 2007

10.1 (1)	License Agreement with Sandia; Amendments

10.2 (1)	Lease for 9620 San Mateo

10.3 (1)	Employment Agreement with Tom Anderson

10.4 (1)	Employment Agreement with Walter Aviles

10.5 (10)	Amended and Restated 2004 Stock Incentive Plan

10.6 (1)	Shareholders Agreement

10.7 (1)	Lock Up Agreement

10.8 (1)	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9 (1)	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12 (1)	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

10.13 (1)	Purchase Order from DaimlerChrylser Corporation

10.14 (1)	Purchase Order # 94059 from LockheedMartin Corporation

10.15 (1)	Purchase Order # 96996 from LockheedMartin Corporation

10.16 (1)	Purchase Order # 97860 from LockheedMartin Corporation

10.17 (1)	Purchase Order # Q50601685 from LockheedMartin Corporation

10.18 (1)	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19 (1)	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20 (1)	Purchase Order # 24232 from Sandia National Laboratories

10.21 (1)	Purchase Order # 27467 from Sandia National Laboratories

10.22 (1)	Purchase Order # 117339 from Sandia National Laboratories

10.23 (1)	Purchase Order # 250810 from Sandia National Laboratories

10.24 (1)	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

10.25 (1)	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26 (1)	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.27 (1)	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28 (1)	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29 (1)	Intellectual Property License Agreement with Force Dimension LLC

10.30 (1)	Purchase Order with Lockheed Martin dated April 1, 2005

10.31 (1)	Purchase Order with Lockheed Martin dated April 4, 2005

10.32 (1)	Purchase Order with Lockheed Martin dated April 21, 2005

10.33 (1)	Purchase Order with Deakin University dated April 6, 2004

10.34 (1)	Purchase Order with Robarts Research dated September 24, 2004

10.35 (1)	Purchase Order with University of New Mexico dated March 16, 2004

10.36 (1)	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37 (1)	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.38 (2)	Purchase Order with Lockheed Martin dated February 16, 2006

10.39 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.40 (2)	Purchase Order with Lockheed Martin dated March 3, 2006

10.41 (3)	Form of Subscription Agreement for Securities, April 2006.

10.42 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.

10.44 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.

10.45 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.46 (7)	Form of Unit Subscription Agreement, March 2007

10.47 (7)	Form of Investor Rights Agreement, March 2007

10.48 (8)	Amendment No. 1 to Unit Subscription Agreement dated March 2, 2007

10.49 (8)	Amendment No. 2 to Unit Subscription Agreement dated March 30, 2007

10.50 (8)	Amendment No. 1 to Investor Rights Agreement dated March 30, 2007

10.51 (10)	Purchase Order with The Falk Group, LLC dated January 16, 2007

10.52 (11)	Tournabout Intellectual Property Acquisition Agreement dated July 17, 2007

10.53 (12)	Lease Agreement dated May 29, 2007

10.54 (12)	Lease Agreement dated June 21, 2007

14 (2)	Code of Ethics

23.1	Consent of Independent Registered Public Accounting Firm for Registration Statement (No. 333-144104) on Form S-8

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

(2)	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

(3)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(4)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(5)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on December 20, 2006, and incorporated herein by reference.

(6)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 1, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.

(8)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 15, 2007.

(9)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on June 21, 2007.

(10)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 24, 2007.

(11)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on July 23, 2007.

(12)	Filed with the Issuer’s Registration Statement on Form SB-2 on July 27, 2007.

All other exhibits are filed herewith.