Form 10-Q
period 2008-03-31
NOVINT TECHNOLOGIES INC
filed 2008-05-15
CIK 1282980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-51783

Novint Technologies, Inc.

(Exact name of small business issuer as specified in it charter)

Delaware	85-0461778
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

4601 Paradise Boulevard NW, Suite B,
Albuquerque, New Mexico 87114

 (Address of principal executive offices)

(866) 298-4420

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer  ☐            Non-Accelerated Filer  ☐
Accelerated Filer  ☐         Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 31,936,619 issued and outstanding as of May 12, 2008.

NOVINT TECHNOLOGIES, INC.

TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Novint Technologies, Inc.
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,614,417	$2,704,367
Accounts receivable, net	33,174	80,724
Prepaid expenses and other current assets	672,565	257,787
Inventory	958,247	474,461
Deposit on purchase of inventory	605,107	469,644
Total current assets	3,883,510	3,986,983

PROPERTY AND EQUIPMENT, NET	497,089	443,576
DEFERRED FINANCING COSTS	132,678	—
PREPAID EXPENSES - NET OF CURRENT PORTION	628,385	125,706
SOFTWARE DEVELOPMENT COSTS, NET	634,513	644,308
INTANGIBLE ASSETS, NET	390,080	405,299
DEPOSITS	16,224	43,063

Total assets	$6,182,479	$5,648,935

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$370,588	$230,677
Accrued payroll related liabilities	153,286	195,549
Accrued expenses	255,280	238,060
Accrued expenses - related parties	22,812	22,564
Deferred revenue	41,693	44,966

Total current liabilities	843,659	731,816

LONG TERM LIABILITIES:
Convertible notes payable, net of unamortized debt
discount and financing cost of $2,025,000	—	—

Total liabilities	843,659	731,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, authorized 150,000,000 shares, $0.01
par value; 31,906,619 and 31,898,955 shares issued
and outstanding, respectively	319,067	318,990
Additional paid-in capital	27,636,971	25,348,138
Accumulated deficit	(22,612,613)	(20,745,404)
Accumulated other comprehensive loss	(4,605)	(4,605)

Total stockholders' equity	5,338,820	4,917,119

Total liabilities and stockholders' equity	$6,182,479	$5,648,935

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Revenue:
Project	$27,579	$128,731
Product	44,250	—
Total revenue	71,829	128,731

Cost of goods sold:
Project	21,187	107,481
Product	58,883	—
Total cost of goods sold	80,070	107,481

Gross profit	(8,241)	21,250

Operating expenses
Research and development	313,526	235,570
General and administrative	1,328,201	1,495,206
Depreciation and amortization	99,147	41,188
Sales and marketing	131,849	149,436
Total operating expenses	1,872,723	1,921,400

Loss from operations	(1,880,964)	(1,900,150)

Other (income) expense
Interest income	(12,252)	(27,635)
Interest expense	704	143,684
Other (income) expense	(2,207)	—

Net other expenses	(13,755)	116,049

Net loss	$(1,867,209)	$(2,016,199)

Loss per share, basic and diluted:
Net loss	$(0.06)	$(0.09)

Weighted-average common shares outstanding,
basic and diluted	31,902,829	23,352,495

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balances, December 31, 2007	31,898,955	$318,990	$25,348,138	$(20,745,404)	$(4,605)	$4,917,119

Common stock issued for services	7,664	77	7,123	—	—	7,200
Options vested for employees services	—	—	122,139	—	—	122,139
Options vested to consultants for services	—	—	134,571	—	—	134,571
Debt discount and financing cost related
to convertible notes	—	—	2,025,000	—	—	2,025,000
Net loss	—	—		(1,867,209)	—	(1,867,209)

Balances, March 31, 2008 (Unaudited)	31,906,619	$319,067	$27,636,971	$(22,612,613)	$(4,605)	$5,338,820

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,867,209)	$(2,016,199)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation and amortization	99,147	41,188
Common stock issued for services	7,200	351,001
Options issued to employees and consultant for services	256,710	393,113
Changes in operating assets and liabilities:
Accounts receivable	47,550	(75,417)
Prepaid expenses	(414,778)	31,365
Inventory	(483,786)	—
Deposit on purchase of inventory	(135,463)	—
Prepaid expenses	(502,679)	—
Deposits	26,839	—
Accounts payable and accrued liabilities	42,190	195,421
Accrued expenses related party	248	35,494
Costs and estimated earnings in excess of billings on contracts, net	—	(48,675)
Deferred revenues	(3,273)	31,507
Billings in excess of costs and estimated earnings on contracts, net	—	2,668
Net cash (used in) operating activities	(2,927,304)	(1,058,534)

Cash flows from (to) investing activities:
Intangible expenditures	(22,539)	—
Capital outlay for software development costs	(27,424)	(15,639)
Property and equipment purchases	(77,683)	—
Net cash (used in) investing activities	(127,646)	(15,639)

Cash flows from (to) financing activities:
Proceeds from exercise of options	—	57,636
Proceeds from issuance of common stock	—	9,500,000
Offering costs	(60,000)	(370,010)
Proceeds from convertible notes payable	2,025,000	—
Net cash provided by financing activities	1,965,000	9,187,626

Net increase (decrease) in cash and cash equivalents	(1,089,950)	8,113,453
Cash and cash equivalents at beginning of period	2,704,367	255,468

Cash and cash equivalents at end of period	$1,614,417	$8,368,921

Supplemental information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Debt discount and deferred financing cost related to convertible notes
payable recorded against paid-in capital	$2,025,000	$—
Payment of offering costs with 60,000 warrants	$41,728	$—
Deferred financing cost recognize and netted against paid-in capital	$—	$54,354
Purchase of licenses with common stock	$—	$10,001
Payment of notes payable and accrued interest with common stock	$—	$358,081
Payment of accrued liabilities with common stock	$—	$74,000
Receivable related to stock options exercised	$—	$75,000

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 and 2007
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company” or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Reclassifications

Certain prior year amounts were reclassified to conform to the March 31, 2008 presentation.

Nature of Business

Novint Technologies, Inc. (the “Company” or “Novint”) is a Delaware corporation. The Company currently is engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch. The Company’s focus is in the consumer interactive computer gaming market, but the Company also does project work in other areas. The Company’s operations are based in New Mexico with sales of its haptics products primarily to consumers through the Company’s website at www.novint.com and retail outlets.

Management’s Plans

As of March 31, 2008, the Company had total current assets of $3,883,510 and total current liabilities of $843,659, resulting in a working capital surplus of $3,039,851. As of March 31, 2008, the Company had cash totaling $1,614,417. During the three months ended March 31, 2008 as further discussed in Note 4, the Company raised approximately $2,025,000 from the issuance of convertible notes and warrants through a subscription agreement with a maximum offering amount of $3,750,000. In April 2008 and May 2008, the Company closed an additional $1,725,000 and $703,280, respectively, of debt securities. The Company believes that it has sufficient capital to sustain its operations for twelve months; however, it will require additional working capital in order to fully execute on its business plans with respect to the haptics technology and the further development of the Novint Falcon and related software and accessories.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Development Costs

The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of March 31, 2008, the Company’s capitalized software development costs totaled $634,513 (net of $227,694 of accumulated amortization). The estimated annual amortization expense related to the capitalized software development cost is approximately

$155,000 per year. Amortization expense related to software development costs for the three months ended March 31, 2008 and 2007 totaled $37,758 and $15,813, respectively.

The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through March 31, 2008, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all related costs to research and development expense in the periods incurred.

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, 2-5 years for leasehold improvements based upon the life of the lease and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $24,170 and $6,416 for the three months ended March 31, 2008 and 2007, respectively.

Intangible Assets

Intangible assets consist of licensing agreements of $711,125 and patents of $40,706, and are carried at cost less accumulated amortization of $361,751. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the three months ended March 31, 2008 and 2007, the Company recognized amortization expense of approximately $37,219 and $18,959, respectively, related to intangible assets.

Annual amortization of intangible assets remaining at March 31, 2008, is as follows:

Year Ended December 31,
2008	$131,975
2009	171,165
2010	81,565
2011	4,750
2012 and after	625
Total	$390,080

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

The Company’s revenue recognition policy is as follows:

Project revenue consists of programming and demonstration services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified. As of March 31, 2008 the Company did not have any costs and estimated earnings in excess of billings on contracts or any billings in excess of costs and estimated earnings on contracts. All contracts were 100% complete as of March 31, 2008.

Revenue from product sales relates to the sale of the Falcon haptics interface, which is a human-computer user interface (the “Falcon”) and related accessories. The Falcon allows the user to experience the sense of touch when using a computer, while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue from the product sales is recognized when the products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if all these revenue from product sales requirements are not met, such sales will be recorded as deferred revenue until such time as all revenue recognition requirements are met.

As of March 31, 2008, the Company had recorded $41,693 of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold, which for the three months ended March 31, 2008 and 2007 approximated $8,140 and $0, respectively.

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

The Company’s customers are provided a one (1) year limited warranty on the Falcon. This warranty guarantees that the products shall be free from defects in material and workmanship. Additionally, the Company offers its customers of the Falcon a 30 day money back guarantee. The Company continually evaluates its reserve accounts for both the limited warranty and 30 day money back guarantee based on its historical activities. As of March 31, 2008, the Company has recorded $8,190 as warranty and money back guarantee reserves.

Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2008 and 2007, the Company had a total of 14,270,736 and 26,245,724 in potentially dilutive securities, respectively.

Stock-Based Compensation

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

The Company recognized $122,139 and $393,113 in employee share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model. In calculating the fair value of options for stock based compensation for the three months ended March 31, 2008, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 5.00% to 5.25%, volatility of the options ranged from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranged from $0.66 to $1.20 per share.

Research and Development

Research and development costs are expensed as incurred and amounted to $313,526 and $235,570 for the three months ended March 31, 2008 and 2007, respectively.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2008:

Licensing agreements	$711,125
Patent	40,706
Less accumulated amortization	(361,751)
$390,080

NOTE 4- CONVERTIBLE NOTES PAYABLE

On March 31, 2008, the Company closed on a $2,025,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and the subscribers’ signatory thereto (the "Subscription Agreement"). In April 2008, the Company closed an additional $1,725,000 for an aggregate Subscription Agreement amount of $3,750,000 as discussed in Note 9 for additional discussion.  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  Certain existing shareholders of the Company are entitled to purchase notes and warrants under the terms of the Subscription Agreement and the Company was required to create a second offering of these notes and warrants. The Company has recorded $132,678 as deferred financing costs associated with the closing that occurred on March 31, 2008. This amount represents $31,400 accrued for legal expenses associated with the private placement, $60,000 paid to an investment banking company and $41,278 for the value of warrants to purchase 60,000 shares of the Company’s common stock at $1.00 per share for 5 years owed to the same investment banking company. These amounts will be amortized to interest expense over the term of the notes.

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27. The estimated fair value of the detachable warrants of $1,398,766 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 124%, risk free interest rate of 3.77%; dividend yield of 0% and 3 year term. The face amount of the convertible debenture of $2,025,000 was proportionately allocated to the debenture and the warrants in the amount of $1,197,694 and $827,306, respectively. The convertible debenture's proportionate allocated value of $1,197,694 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining value of $1,197,694 was allocated to the beneficial conversion feature. The combined total value of the warrant and beneficial conversion feature of $2,025,000 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

NOTE 6 — STOCKHOLDERS’ EQUITY

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

NOTE 7 — RELATED PARTIES

On February 18, 2004, the Company granted to a significant shareholder, for future services, 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At March 31, 2008, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.00%, volatility of 124%, estimated life of 10 years and a fair market value of $0.99 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $4,890 and $13,809, respectively, was recorded as consultant expense during the three months ended March 31, 2008 and 2007.

In March 2004, Normandie New Mexico Corporation, which is owned by the former Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the three months ended March 31, 2008 and 2007, the Company had paid $25,000 and $-0-, respectively, for these services. As of March 31, 2008 and 2007, the Company owed $-0- and $90,625 to Normandie New Mexico under the agreement.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the member of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. At March 31, 2008, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.00%, volatility of 124%, estimated life of 10 years and a fair market value of $0.99 per share. The vesting schedule is prorated over the reporting period, and approximately $14,000 and $26,000, respectively, was recorded as consulting expense during the three months ended March 31, 2008 and 2007.

One of the members of the Company’s Board of Directors provided legal services to Company. Total legal expense incurred by the Company for such legal services by this director totaled $32,829 and $22,086 for the quarters ended March 31, 2008 and 2007, respectively. At the beginning of 2008, the Company granted this board member options to purchase 100,000 shares of common stock with an exercise price of $.89 per share for service performed and to be performed in relation to the Company’s patents. As of March 31, 2008, 5,667 options had vested and the Company recorded $3,840 in expense related to these vested options.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has licensing agreements with various parties providing gaming software. These licensing agreements have royalty provisions which require royalty fees ranging from 5% to 50% of either gross revenue or net revenue and one licensing agreement has a royalty provision of $0.50 per end user. Royalty fees paid or accrued for the three months ended March 31, 2008 and 2007 related to these licensing agreements approximated $984,507 and $0, respectively, of which $1,256,769 remains as prepaid expenses as of March 31, 2007.

NOTE 9 - SUBSEQUENT EVENTS

As discussed in Note 4, the Company closed an additional $1,725,000 of debt securities for an aggregate total of $3,750,000.

In May 2008, the Company closed on a $703,280 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and the subscribers signatory thereto.  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  In connection with this private placement, the Company notified investors who had participated in a prior offering of their right to participate in this private placement on the same terms and conditions as the Purchasers. These investors may participate in this private placement by providing written notice to the Company by May 15, 2008 of their intent to participate. As of the date of this Report, one of these investors has provided such notice to the Company.

Subsequent to March 31, 2008, the Company issued 30,000 shares of common stock for payment of $30,000 in royalties, granted 1,000 options to an employee and granted 5,000 fully vested warrants to a consultant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” or “Novint” means Novint Technologies, Inc.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our financial statements for the quarter ended March 31, 2008 and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2008. New accounting policies and practice were implemented in 2007 as necessary based on the launch of our haptics product sales in June 2007.

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

Our revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified. As of March 31, 2008, the Company did not have any costs and estimated earnings in excess of billings on contracts, and no billings in excess of costs and estimated earnings on contracts. All contracts were 100% complete as of March 31, 2008.

Revenue from product sales relates to the sale of the Falcon haptics interface, which is a human-computer user interface (the “Falcon”). The Falcon allows the user to experience sensory information when using a computer and its handle and is the approximate size and shape of a racquetball. The Falcons are manufactured by an unrelated party. Revenue from the product sales are recognized when the products are shipped to the customer and thereby have earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if all these revenue from product sales requirements are not met, such sales will be recorded as deferred revenue until such time all revenue recognition requirements are met. As of March 31, 2008, the Company had recorded $41,693 of deferred revenue.

Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs, requires amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold, which for the quarters ended March 31, 2008 and 2007 approximated $8,140 and $-0-, respectively.

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

The Company’s customers are provided a one (1) year limited warranty on the Falcon haptics interface product. This warranty guarantees that the products shall be free from defects in material and workmanship. Additionally, the Company offers its customers of the Falcon a 30 day money back guarantee. The Company continually evaluates its reserve accounts for both the limited warranty and 30 day money back guarantee based on its historical activities. As of March 31, 2008, the Company has accrued $8,190 as warranty and money back guarantee reserve.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

REVENUES. During the quarter ended March 31, 2008, we had revenues of $71,829 as compared to revenues of $128,731 during the quarter ended March 31, 2007, a decrease of approximately 44%. In the first quarter of 2007, all of our revenues were derived from the development of professional applications; however in 2008 our revenues were mainly derived from consumer products, which is a much different focus. Given that the revenues were from different types of business activities, a comparison between them has limited meaning.

During 2006, we redirected much of our attention in the development and completion of our haptics technology and hardware platforms for consumers. Our haptics game controller device was launched in June 2007, and our on-line game store was launched in November 2007. As a result, our revenues in the first quarter of 2008 were derived from both projects and sales of our haptics products. During the quarter ended March 31, 2008, our revenues were derived from the refurbishment of hardware and development and demonstration of professional applications for customers totaling $27,579, and the sale of our haptics technology products totaling $44,250. We will continue to provide development of professional applications in future years.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold for our haptics technology products includes the cost of the haptics technology products sold and the costs associated with shipping product to customers. The cost of goods sold for our development of professional applications includes materials purchased for resale to customers and the direct labor incurred for delivering on projects. Costs of goods sold were $80,070 for the quarter ended March 31, 2008, compared to $107,481 for the quarter ended March 31, 2007. In the first quarter of 2007, our revenues were only derived from development of professional applications, and in June 2007 we launched the sales of our haptics technology products. Our overall gross loss percentage was approximately (11) % for the quarter ended March 31, 2008, which is a result of our gross profit from our development of professional applications approximately 23%, and gross loss from the sale of our haptics technology product approximated (33) %, compared to a gross profit percentage of 17% for the quarter ended March 31, 2007, which consisted only of gross profit from our development of professional applications. Our gross profit from the development of professional applications has remained consistent from year to year. Our gross loss experienced from the sale of our haptics technology product was impacted by efforts to drive market penetration—freight costs to meet the demands of product distribution, costs to place product into major retail chains, third-party warehousing costs, and lower pricing for retailer and distributors. Many of these costs will be improved as our processes are worked out.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development totaled $313,526 for the quarter ended March 31, 2008 compared to $235,570 for the quarter ended March 31, 2007, an increase of $77,956 or 33%. Our research and development for 2008 increased as we continue to develop new software associated with the haptics technology product, as well as specialized grips for use with the product.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,328,201 for the quarter ended March 31, 2008, compared to $1,495,206 for the quarter ended March 31, 2007, a decrease of $167,005 or 11%. The decrease in general and administrative expenses compared to the prior year was primarily related to the stabilization of the business following the launch of the product in June 2007. Business and professional fees decreased approximately $522,000, and payroll and other overhead expenses increased approximately $355,000 as new employees and other expenses were added to expand the business. We anticipate such expenses to continue to slightly increase, only as we add the necessary organization for the business.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense totaled $99,147 for the quarter ended March 31, 2008 compared to $41,188 for the quarter ended March 31, 2007, an increase of $57,959 or 141%. This has increased as we have increased our investment in fixed assets, intangibles, and capitalized software.

SALES AND MARKETING EXPENSE. Sales and marketing expense totaled $131,849 for the quarter ended March 31, 2008 compared to $149,436 for the quarter ended March 31, 2007, a decrease of $17,587 or 12%. In 2007, we had programs focused on the launch of the Falcon, which occurred in June 2007, and in 2008 expenses continued for website development, trade show expenses and an “Evangelist Program” to encourage early adopters to tell others about the product. Promotional efforts will continue in 2008 with print advertising, trade shows, branding, and promotion through the website.

LOSS FROM OPERATIONS: We had a loss from operations of $1,880,964 for the quarter ended March 31, 2008, compared to a loss from operations of $1,900,150 for the quarter ended March 31, 2007. Our net losses have decreased slightly as a result the changes in our operating expenses as described above.

NET LOSS. We had a net loss of $1,867,209, or $0.06 per share, for the quarter ended March 31, 2008, compared to $2,016,199, or $0.09 per share, for the quarter ended March 31, 2007. There was a decrease in the net loss of 148,990, which is a result of a decrease in the loss from operations of approximately $20,000, a decrease in interest income of approximately $15,000, and a decrease in interest expense of $143,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had a total cash balance of $1,614,417. Our cash flow from operating activities for the quarter ended March 31, 2008 resulted in a deficit of $2,927,304 compared with a deficit of $1,058,534 in the same period of the prior year. Our cash flow from investing activities for the quarter ended March 31, 2008 resulted in a deficit of $127,646 compared with a deficit of $15,639 in the same period of the prior year. Our cash flow from financing activities for the quarter ended March 31, 2008 resulted in a surplus of $1,965,000 compared to a surplus of $9,187,626 in the same period of the prior year. Overall, our cash decreased by $1,089,950 during the three months ended March 31, 2008.

 As of March 31, 2008, the Company had total current assets of $3,883,510 and total current liabilities of $843,659, resulting in a working capital surplus of $3,039,851. As of March 31, 2008, the Company had cash totaling $1,614,417. During the three months ended March 31, 2008, the Company raised approximately $2,025,000 from the issuance of convertible notes and warrants through a subscription agreement with a maximum offering amount of $3,750,000. In April 2008 and May 2008, the Company closed an additional $1,725,000 and $703,280, respectively, of debt securities. The Company believes that it has sufficient capital to sustain its operations for twelve months; however, it will require additional working capital in order to fully execute on its business plans with respect to the haptics technology and the further development of the Novint Falcon and related software and accessories.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, we issued 6,664 shares of common stock to Ralph Anderson in payment for services rendered on our audit committee. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status on our audit committee and his dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In January 2008, we issued 1,000 shares of common stock to Karen Rosolowski in payment for services rendered as our outside accountant. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as our outside accountant and her dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Number	Description
3.1 (9)	Amend and Restated Certificate of Incorporation

3.2 (6)	Amended and Restated Bylaws

3.3 (1)	Articles of Merger

3.4 (1)	Certificate of Merger

4.1 (1)	Articles of Incorporation (See Exhibit 3.1)

4.2 (3)	Form of Common Stock Purchase Warrant, April 2006

4.3 (7)	Form of Common Stock Purchase Warrant, March 2007

4.4 (13)	Form of Note, April 2008

4.5 (13)	Form of Common Stock Purchase Warrant, April 2008

4.6 (14)	Form of Note, May 2008

4.7 (14)	Form of Common Stock Purchase Warrant, May 2008

10.1 (1)	License Agreement with Sandia; Amendments

10.2 (1)	Lease for 9620 San Mateo

10.3 (1)	Employment Agreement with Tom Anderson

10.4 (1)	Employment Agreement with Walter Aviles

10.5 (10)	Amended and Restated 2004 Stock Incentive Plan

10.6 (1)	Shareholders Agreement

10.7 (1)	Lock Up Agreement

10.8 (1)	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.

10.9 (1)	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.

10.10 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.11 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.

10.12 (1)	Statement of Work between Chevron Corporation and Novint Technologies, Inc.

10.13 (1)	Purchase Order from DaimlerChrylser Corporation

10.14 (1)	Purchase Order # 94059 from LockheedMartin Corporation

10.15 (1)	Purchase Order # 96996 from LockheedMartin Corporation

10.16 (1)	Purchase Order # 97860 from LockheedMartin Corporation

10.17 (1)	Purchase Order # Q50601685 from LockheedMartin Corporation

10.18 (1)	Purchase Order # QQ060592 from LockheedMartin Corporation

10.19 (1)	Purchase Order # Q50608809 from LockheedMartin Corporation

10.20 (1)	Purchase Order # 24232 from Sandia National Laboratories

10.21 (1)	Purchase Order # 27467 from Sandia National Laboratories

10.22 (1)	Purchase Order # 117339 from Sandia National Laboratories

10.23 (1)	Purchase Order # 250810 from Sandia National Laboratories

10.24 (1)	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.

10.25 (1)	Purchase Order for Lunar Design, Inc. dated April 7, 2005

10.26 (1)	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.27 (1)	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.28 (1)	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.

10.29 (1)	Intellectual Property License Agreement with Force Dimension LLC

10.30 (1)	Purchase Order with Lockheed Martin dated April 1, 2005

10.31 (1)	Purchase Order with Lockheed Martin dated April 4, 2005

10.32 (1)	Purchase Order with Lockheed Martin dated April 21, 2005

10.33 (1)	Purchase Order with Deakin University dated April 6, 2004

10.34 (1)	Purchase Order with Robarts Research dated September 24, 2004

10.35 (1)	Purchase Order with University of New Mexico dated March 16, 2004

10.36 (1)	Amendment to Agreement with Force Dimension Dated May 5, 2005

10.37 (1)	Amendment to contract between Aramco Services Company and Novint Technologies, Inc.

10.38 (2)	Purchase Order with Lockheed Martin dated February 16, 2006

10.39 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.40 (2)	Purchase Order with Lockheed Martin dated March 3, 2006

10.41 (3)	Form of Subscription Agreement for Securities, April 2006.

10.42 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.

10.44 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.

10.45 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.46 (7)	Form of Unit Subscription Agreement, March 2007

10.47 (7)	Form of Investor Rights Agreement, March 2007

10.48 (8)	Amendment No. 1 to Unit Subscription Agreement dated March 2, 2007

10.49 (8)	Amendment No. 2 to Unit Subscription Agreement dated March 30, 2007

10.50 (8)	Amendment No. 1 to Investor Rights Agreement dated March 30, 2007

10.51 (10)	Purchase Order with The Falk Group, LLC dated January 16, 2007

10.52 (11)	Tournabout Intellectual Property Acquisition Agreement dated July 17, 2007

10.53 (12)	Lease Agreement dated May 29, 2007

10.54 (12)	Lease Agreement dated June 21, 2007

10.55 (13)	Form of Subscription Agreement, April 2008

10.56 (14)	Form of Subscription Agreement, May 2008

14 (2)	Code of Ethics

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

(2)	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

(3)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(4)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(5)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on December 20, 2006, and incorporated herein by reference.

(6)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 1, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.

(8)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 15, 2007.

(9)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on June 21, 2007.

(10)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 24, 2007.

(11)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on July 23, 2007.

(12)	Filed with the Issuer’s Registration Statement on Form SB-2 on July 27, 2007.

(13)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on April 15, 2008.

(14)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on May 12, 2008.

All other exhibits are filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.
(Registrant)

Date: May 15, 2008	By:	/s/ Tom Anderson
Tom Anderson
Chief Executive Officer