Form 10-Q
period 2008-06-30
NOVINT TECHNOLOGIES INC
filed 2008-08-14
CIK 1282980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 32,235,062 issued and outstanding as of August 11, 2008.

NOVINT TECHNOLOGIES, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Novint Technologies, Inc.
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,401,404	$2,704,367
Accounts receivable, net	40,301	80,724
Prepaid expenses and other current assets	1,081,553	257,787
Inventory	1,375,039	474,461
Deposit on purchase of inventory	363,111	469,644

Total current assets	5,261,408	3,986,983

PROPERTY AND EQUIPMENT, NET	495,880	443,576
DEFERRED FINANCING COSTS	430,878	-
PREPAID EXPENSES - NET OF CURRENT PORTION	866,409	125,706
SOFTWARE DEVELOPMENT COSTS, NET	627,413	644,308
INTANGIBLE ASSETS, NET	854,029	405,299
DEPOSITS	16,224	43,063

Total assets	$8,552,241	$5,648,935

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$879,419	$230,677
Accrued payroll related liabilities	227,551	195,549
Accrued expenses	220,993	238,060
Accrued expenses - related parties	28,917	22,564
Deferred revenue	41,693	44,966

Total current liabilities	1,398,573	731,816

LONG TERM LIABILITIES:
Convertible notes payable, net of unamortized debt
discount of $4,799,274	362,924	-

Total liabilities	1,761,497	731,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, authorized 150,000,000 shares, $0.01
par value; 32,097,032 and 31,898,955 shares issued
and outstanding, respectively	320,972	318,990
Additional paid-in capital	31,342,817	25,348,138
Accumulated deficit	(24,868,440)	(20,745,404)
Accumulated other comprehensive loss	(4,605)	(4,605)

Total stockholders' equity	6,790,744	4,917,119

Total liabilities and stockholders' equity	$8,552,241	$5,648,935

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Project	$18,150	$30,173	$45,729	$158,904
Product	65,949	35,490	110,199	35,490
Total revenue	84,099	65,663	155,928	194,394

Cost of goods sold:
Project	12,940	16,254	34,127	123,735
Product	70,270	41,445	129,153	41,445
Total cost of goods sold	83,210	57,699	163,280	165,180

Gross profit (loss)	889	7,964	(7,352)	29,214

Operating expenses
Research and development	281,405	387,071	594,931	622,641
General and administrative	1,277,371	1,019,277	2,605,571	2,570,567
Depreciation and amortization	119,042	67,929	218,190	109,117
Sales and marketing	114,166	224,697	246,015	318,049
Total operating expenses	1,791,984	1,698,974	3,664,707	3,620,374

Loss from operations	(1,791,095)	(1,691,010)	(3,672,059)	(3,591,160)

Other (income) expense
Interest income	(1,539)	(79,913)	(13,791)	(107,548)
Interest expense	30,448	36	31,152	143,720
Debt discount related to convertible debts	435,823	-	435,823	-
Other (income) expense	-	-	(2,207)	-

Net other (income) expense	464,732	(79,877)	450,977	36,172

Net loss	$(2,255,827)	$(1,611,133)	$(4,123,036)	$(3,627,332)

Loss per share, basic and diluted:
Net loss	$(0.07)	$(0.05)	$(0.13)	$(0.13)

Weighted-average common shares
outstanding, basic and diluted	31,949,234	30,817,996	31,926,032	27,105,868

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balances, December 31, 2007	31,898,955	$318,990	$25,348,138	$(20,745,404)	$(4,605)	$4,917,119

Common stock issued for services	7,664	77	7,123	-	-	7,200
Common stock issued related to conversion
of convertible debts	72,900	729	72,170	-	-	72,899
Common stock issued for settlement of
accrued liabilities	114,963	1,150	112,750	-	-	113,900
Common stock issued related to cashless
options	2,550	26	(26)	-	-	-
Options vested for employees services	-	-	237,106	-	-	237,106
Options vested to consultants for services	-	-	282,000	-	-	282,000
Warrants issued for financing costs	-	-	48,459	-	-	48,459
Debt discount and beneficial conversion
feature related to convertible notes	-	-	5,235,097	-	-	5,235,097
Net loss	-	-		(4,123,036)	-	(4,123,036)

Balances, June 30, 2008 (Unaudited)	32,097,032	$320,972	$31,342,817	$(24,868,440)	$(4,605)	$6,790,744

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,123,036)	$(3,627,332)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation and amortization	218,190	109,117
Amortization of capitalized finance cost and debt discount	464,017	-
Common stock issued for services	7,200	358,502
Options issued to employees and consultant for services	519,106	636,509
Changes in operating assets and liabilities:
Accounts receivable	40,423	(9,807)
Prepaid expenses	(807,866)	(131,329)
Inventory	(900,578)	(11,924)
Deposit on purchase of inventory	106,533	-
Prepaid expenses	(740,703)	-
Deposits	26,839	30,614
Accounts payable and accrued liabilities	131,647	252,408
Accrued expenses related party	24,353	(54,915)
Costs and estimated earnings in excess of billings on contracts, net	-	(10,818)
Deferred revenues	(3,273)	21,746
Billings in excess of costs and estimated earnings on contracts, net	-	(5,500)
Net cash (used in) operating activities	(5,037,148)	(2,442,729)

Cash flows from (to) investing activities:
Intangible expenditures	(22,539)	(97,006)
Capital outlay for software development costs	(59,549)	(320,920)
Capital outlay for investment in marketable securities	-	(1,980,900)
Property and equipment purchases	(103,323)	(78,283)
Net cash (used in) investing activities	(185,411)	(2,477,109)

Cash flows from (to) financing activities:
Proceeds from exercise of options	-	132,636
Proceeds from issuance of common stock	-	10,080,000
Offering costs	(315,501)	(370,010)
Proceeds from convertible notes payable	5,235,097	-
Net cash provided by financing activities	4,919,596	9,842,626

Net increase (decrease) in cash and cash equivalents	(302,963)	4,922,788
Cash and cash equivalents at beginning of period	2,704,367	255,468

Cash and cash equivalents at end of period	$2,401,404	$5,178,256

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Debt discount and deferred financing cost related to convertible notes
payable recorded against paid-in capital	$5,235,097	$-
Payment of offering costs with 60,000 warrants	$48,459	$-
Deferred financing cost recognize and netted against paid-in capital	$-	$54,354
Purchase of licenses with common stock	$-	$10,001
Conversion of convertible debts with common stock	$72,899	$-
Payment of notes payable and accrued interest with common stock	$-	$358,081
Payment of accrued liabilities with common stock	$113,900	$74,000
Receivable related to stock options exercised	$-	$75,000

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company“ or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Reclassifications

Certain prior year amounts were reclassified to conform to the June 30, 2008 presentation.

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

Management’s Plans

As of June 30, 2008, the Company had total current assets of $5,261,408 and total current liabilities of $1,398,573, resulting in a working capital surplus of $3,862,835. As of June 30, 2008, the Company had cash totaling $2,401,404. During the six months ended June 30, 2008 as further discussed in Note 4, the Company raised approximately $5,235,000 from the issuance of convertible notes and warrants through a subscription agreement. The Company believes that it has sufficient capital to sustain its operations for twelve months; however, it will require additional working capital in order to fully execute on its business plans with respect to the haptics technology and the further development of the Novint Falcon and related software and accessories.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Development Costs

The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of June 30, 2008, the Company’s capitalized software development costs totaled $627,413 (net of $266,919 of accumulated amortization). The estimated annual amortization expense related to the capitalized software development cost is approximately $155,000 per year. Amortization expense related to software development costs for the three and six months ended June, 2008 and 2007 totaled $39,225 and $76,983, and $18,735 and $34,548, respectively.

The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through June 30, 2008, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all related costs to research and development expense in the periods incurred.

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $26,849 and $51,019, and $11,181 and $17,597 for the three and six months ended June 30, 2008 and 2007, respectively.

Intangible Assets

Intangible assets consist of licensing agreements of $1,228,044 and patents of $40,706, and are carried at cost less accumulated amortization of $414,721. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the three and six months ended June 30, 2008 and 2007, the Company recognized amortization expense of approximately $52,968 and $90,188, and $38,013 and $56,972, respectively, related to intangible assets.

Annual amortization of intangible assets remaining at June 30, 2008, is as follows:

Year Ended December 31,
2008	253,562
2009	343,471
2010	253,871
2011	2,500
2012 and after	625
Total	$854,029

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

The Company’s revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified. As of June 30, 2008 the Company did not have any costs and estimated earnings in excess of billings on contracts or any billings in excess of costs and estimated earnings on contracts. All contracts were 100% complete as of June 30, 2008.

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

As of June 30, 2008, the Company had recorded $41,693 of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold, which for the three and six months ended June 30, 2008 and 2007 approximated $16,800 and $24,900, and $0 and $0, respectively.

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

As of June 30, 2008, the Company has accrued $8,190 as warranty reserve.

Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of June 30, 2008 and 2007, the Company had a total of 23,029,456 and 26,245,724 in potentially dilutive securities, respectively.

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

The Company recognized $237,106 and $190,620 in employee share-based compensation expense for the six months ended June 30, 2008 and 2007, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model. In calculating the fair value of options for stock based compensation for the six months ended June 30, 2008, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 4.00% to 5.25%, volatility of the options ranged from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranged from $0.66 to $1.20 per share.

Research and Development

Research and development costs are expensed as incurred and amounted to $281,405 and $594,931, and $387,071 and $622,641 for the three and six months ended June 30, 2008 and 2007, respectively.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2008:

Licensing agreements	$1,228,043
Patent	40,707
Less accumulated amortization	(414,721)
$854,029

NOTE 4- CONVERTIBLE NOTES PAYABLE

In March 2008, the Company closed on a $2,025,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and the subscribers’ signatory thereto (the "Subscription Agreement"). From April 2008 through June 2008, the Company closed an additional $3,210,097 for an aggregate Subscription Agreement amount of $5,235,097.  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  Certain existing shareholders of the Company are entitled to purchase notes and warrants under the terms of the Subscription Agreement and the Company was required to create a second offering of these notes and warrants. The Company has recorded $459,073 as deferred financing costs associated with the closing that occurred on June 30, 2008. This amount represents $197,049 accrued for legal expenses associated with the private placement, $149,403 paid to an investment banking company and $112,621 for the value of warrants to purchase 143,403 shares of the Company’s common stock at $1.00 per share for 5 years owed to the same investment banking company. These amounts are being amortized to interest expense over the term of the notes.

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27. The estimated fair value of the detachable warrants of $4,462,663 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 124% to 125%, risk free interest rate of 3.77%; dividend yield of 0% and 3 year term. The face amount of the convertible debenture of $5,235,097 was proportionately allocated to the debenture and the warrants in the amount of $2,849,425 and $2,385,672, respectively. The convertible debentures’ proportionate allocated value of $2,849,425 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining value of $2,849,425 was allocated to the beneficial conversion feature. The combined total value of the warrant and beneficial conversion feature of $5,235,097 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.

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

The Company has licensing agreements with various parties providing gaming software. These licensing agreements have royalty provisions which require royalty fees ranging from 5% to 50% of either gross revenue or net revenue and one licensing agreement has a royalty provision of $0.50 per end user. Royalty fees paid or accrued for the six months ended June 30, 2008 and 2007 related to these licensing agreements approximated $1,474,872 and $0, respectively, of which $1,732,818 remains as prepaid expenses as of June 30, 2008. Based upon reaching certain milestones, the Company may be required to pay additional amounts.

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

NOTE 7 — RELATED PARTIES

On February 18, 2004, the Company granted to a significant shareholder, for future services, 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At June 30, 2008, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.00%, volatility of 120%, estimated life of 10 years and a fair market value of $1.01 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $10,917 and $18,851, respectively, was recorded as consultant expense during the six months ended June 30, 2008 and 2007.

In March 2004, Normandie New Mexico Corporation, which is owned by the former Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the six months ended June, 2008 and 2007, the Company had paid $37,500 and $112,500, respectively, for these services. As of June 30, 2008, the Company owed $-0- to Normandie New Mexico under the agreement.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the member of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. At June 30, 2008, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.00%, volatility of 120%, estimated life of 10 years and a fair market value of $1.01 per share. The vesting schedule is prorated over the reporting period, and approximately $26,000 and $21,000, respectively, was recorded as consulting expense during the six months ended June 30, 2008 and 2007.

One of the members of the Company’s Board of Directors provided legal services to the Company. Total legal expense incurred by the Company for such legal services by this director totaled $100,935 and $79,030 for the six months ended June 30, 2008 and 2007, respectively. At the beginning of 2008, the Company granted this board member options to purchase 100,000 shares of common stock with an exercise price of $.89 per share for service performed and to be performed in relation to the Company’s patents. As of June 30, 2008, 6,709 options had vested and the Company recorded $8,206 in expense related to these vested options.

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

Novint focuses the majority of its efforts to exploit opportunities in the consumer console and PC interactive games market. Using our haptics technology, games and applications will have the crucial missing “third sense”, touch, to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software. Our haptic technology and related hardware for consumers is now the primary focus of our operations whereas in the past it had been professional applications. We will devote a majority of our resources to further developing this market and seeking new business relationships with video game developers and publishers and hardware manufacturers. We began selling our haptic product, the Novint Falcon, in June 2007 through our website at www.novint.com. We currently are selling one haptic hardware product which is a haptic game controller device called the Novint Falcon marketed in a bundled package which includes several games. We launched an on-line game store in late 2007, where consumers can purchase and download a variety of game titles. Although our sales of the Novint Falcon and games since product launch have been limited, we anticipate sales of the Novint Falcon and games to increase resulting from increased sales and distributions to retailers and release of new software and games in 2008. One of the most significant drivers of revenue for Novint will be games and content. This is true not only in the revenue we get from the games themselves, but largely because this is a criterion we see many of our customers desiring in order to justify the Falcon hardware purchase. For example, if the Novint Falcon has many games available to play on it, a customer can purchase a single piece of hardware and then over time purchase multiple games that give a unique gaming experience, making the initial hardware purchase valuable over a larger amount of time and across a larger number of games. Given our recent licensing deals with Valve, Electronic Arts, and Codemasters, and therefore dozens of AAA level games that will be supported by the Falcon, we believe these new licensed games, when released, will drive additional revenue that we have not seen before the AAA games were released.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our financial statements for the quarter ended June 30, 2008 and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2008. New accounting policies and practices were implemented in 2007 as necessary based on the launch of our haptics product sales in June 2007.

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

Our revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified. As of June 30, 2008, the Company did not have any costs and estimated earnings in excess of billings on contracts, and no billings in excess of costs and estimated earnings on contracts. All contracts were 100% complete as of June 30, 2008.

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

As of June 30, 2008, the Company had recorded $41,693 of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold, which for the three and six months ended June 30, 2008 and 2007 approximated $16,800 and $24,900, and $0 and $0, respectively.

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

As of June 30, 2008, the Company has accrued $8,190 as warranty reserve.

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

Additionally, the Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.

REVENUES. During the quarter ended June 30, 2008, we had revenues of $84,099 as compared to revenues of $65,663 during the quarter ended June 30, 2007, an increase of approximately 28%. We launched our Falcon product in June 2007, and launched the on-line game store in November 2007. Prior to this launch, all of our revenues were derived from the development of professional applications. In 2008 our revenues were mainly derived from consumer products, which is a much different focus.

Our revenues in the quarter ended June 30, 2008 were derived from both the sales of our haptics products and projects. During the quarter ended June 30, 2008, we had revenues from the sale of our haptics technology products of $65,949, as compared to revenues of $35,490 during the quarter ended June 30, 2007, an increase of approximately 86%. During the quarter ended June 30, 2008, we had revenues from projects of $18,150, as compared to revenues of $30,173 during the quarter ended June 30, 2007, a decrease of approximately 40%. We will continue to provide development of professional applications in future years, but the primary focus remains on revenues derived from consumer products.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold for our haptics technology products includes the cost of the haptics technology products sold and the costs associated with shipping product to customers. The cost of goods sold for our development of professional applications includes materials purchased for resale to customers and the direct labor incurred for delivering on projects. Costs of goods sold were $83,210 for the quarter ended June 30, 2008, compared to $57,699 for the quarter ended June 30, 2007. Our overall gross profit percentage was approximately 1 % for the quarter ended June 30, 2008, which is a result of our gross profit from our development of professional applications approximately 29%, and gross loss from the sale of our haptics technology product approximated (7) %, compared to a gross profit percentage of 12% for the quarter ended June 30, 2007, which is a result of our gross profit from our development of professional applications approximately 46%, and gross loss from the sale of our haptics technology product approximated (17) %. Our gross profit from the development of professional applications decreased from year to year as the nature of the work being done is at a lower margin,. Our gross loss experienced from the sale of our haptics technology product continues to be impacted by efforts to drive market penetration—freight costs to meet the demands of product distribution, costs to place product into major retail chains, third-party warehousing costs, and lower pricing for retailer and distributors; however, we have begin to see improvement in many of these costs as our processes are worked out.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development totaled $281,405 for the quarter ended June 30, 2008 compared to $387,071 for the quarter ended June 30, 2007, a decrease of $105,666 or 27%. Our research and development for 2008 decreased slightly as our software and games are being launched. We will continue to develop new software associated with the haptics technology product, as well as specialized grips for use with the product.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,277,371 for the quarter ended June 30, 2008, compared to $1,019,277 for the quarter ended June 30, 2007, an increase of $258,094 or 25%. The increase in general and administrative expenses compared to the prior year was primarily related to the addition of infrastructure to support the business that launched in June 2007. Business and professional fees decreased approximately $141,000, royalty expense increased approximately $14,000, and payroll and other overhead expenses increased approximately $385,000 as new employees, insurance, office space, warehousing, and other expenses were added to support the business. We anticipate such expenses to stabilize as we continue to market and promote the product.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense totaled $119,042 for the quarter ended June 30, 2008 compared to $67,929 for the quarter ended June 30, 2007, an increase of $51,113 or 75%. This has increased as we have increased our investment in fixed assets, intangibles, and capitalized software.

SALES AND MARKETING EXPENSE. Sales and marketing expense totaled $114,166 for the quarter ended June 30, 2008 compared to $224,697 for the quarter ended June 30, 2007, a decrease of $110,531 or 49%. In 2007, we had programs focused on the launch of the Falcon, which occurred in June 2007, and in 2008 expenses continued for website development, trade show expenses and an “Evangelist Program” to encourage early adopters to tell others about the product. Promotional efforts will continue in 2008 with print advertising, trade shows, branding, and promotion through the website.

LOSS FROM OPERATIONS: We had a loss from operations of $1,791,095 for the quarter ended June 30, 2008, compared to a loss from operations of $1,691,010 for the quarter ended June 30, 2007. Our net losses have increased slightly as a result the changes in our operating expenses as described above.

NET LOSS. We had a net loss of $2,255,827, or $0.07 per share, for the quarter ended June 30, 2008, compared to $1,611,133, or $0.05 per share, for the quarter ended June 30, 2007. There was an increase in the net loss of $644,694, which is a result of an increase in the loss from operations of approximately $100,000, a decrease in interest income of approximately $78,000, and an increase in interest expense and debt discount related to convertible debt of approximately $466,000.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007.

REVENUES. During the six months ended June 30, 2008, we had revenues of $155,928 as compared to revenues of $194,394 during the six months ended June 30, 2007, a decrease of approximately 20%. We launched our Falcon product in June 2007, and launched the on-line game store in November 2007. Prior to this launch, all of our revenues were derived from the development of professional applications. In 2008 our revenues were mainly derived from consumer products, which is a much different focus.

Our revenues in the six months ended June 30, 2008 were derived from both the sales of our haptics products and projects. During the six months ended June 30, 2008, we had revenues from the sale of our haptics technology products of $110,199, as compared to revenues of $35,490 during the six months ended June 30, 2007, an increase of approximately 211%. During the six months ended June 30, 2008, we had revenues from projects of $45,729, as compared to revenues of $158,904 during the six months ended June 30, 2007, a decrease of approximately 71%. We will continue to provide development of professional applications in future years, but the primary focus remains on revenues derived from consumer products.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold for our haptics technology products includes the cost of the haptics technology products sold and the costs associated with shipping product to customers. The cost of goods sold for our development of professional applications includes materials purchased for resale to customers and the direct labor incurred for delivering on projects. Costs of goods sold were $163,280 for the six months ended June 30, 2008, compared to $165,180 for the six months ended June 30, 2007. Our overall gross loss percentage was approximately (5)% for the six months ended June 30, 2008, which is a result of our gross profit from our development of professional applications approximately 25%, and gross loss from the sale of our haptics technology product approximated (17) %, compared to a gross profit percentage of 15% for the six months ended June 30, 2007, which is a result of our gross profit from our development of professional applications approximately 22%, and gross loss from the sale of our haptics technology product approximated (17) %. Our gross profit from the development of professional applications has remained consistent from year to year. Our gross loss experienced from the sale of our haptics technology product continues to be impacted by efforts to drive market penetration—freight costs to meet the demands of product distribution, costs to place product into major retail chains, third-party warehousing costs, and lower pricing for retailer and distributors; however, we have begun to see improvement in many of these costs as our processes are worked out.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development totaled $594,931 for the six months ended June 30, 2008 compared to $622,641 for the six months ended June 30, 2007, a decrease of $27,710 or 4%. Our research and development for 2008 decreased slightly as our software and games are being launched. We will continue to develop new software associated with the haptics technology product, as well as specialized grips for use with the product.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $2,605,571 for the six months ended June 30, 2008, compared to $2,570,567 for the six months ended June 30, 2007, an increase of $35,004 or 1%. The slight increase in general and administrative expenses compared to the prior year was primarily related to the addition of infrastructure to support the business that launched in June 2007, offset by the reduction in business and professional fees. Business and professional fees decreased approximately $663,000, royalty expense increased approximately $36,000, and payroll and other overhead expenses increased approximately $662,000 as new employees, insurance, office space, warehousing, and other expenses were added to support the business. We anticipate such expenses to stabilize as we continue to market and promote the product.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense totaled $218,190 for the six months ended June 30, 2008 compared to $109,117 for the six months ended June 30, 2007, an increase of $109,073 or 100%. This has increased as we have increased our investment in fixed assets, intangibles, and capitalized software.

SALES AND MARKETING EXPENSE. Sales and marketing expense totaled $246,015 for the six months ended June 30, 2008 compared to $318,049 for the six months ended June 30, 2007, a decrease of $72,034 or 23%. In 2007, we had programs focused on the launch of the Falcon, which occurred in June 2007, and in 2008 expenses continued for website development, trade show expenses and an “Evangelist Program” to encourage early adopters to tell others about the product. Promotional efforts will continue in 2008 with print advertising, trade shows, branding, and promotion through the website.

LOSS FROM OPERATIONS: We had a loss from operations of $3,672,059 for the six months ended June 30, 2008, compared to a loss from operations of $3,591,160 for the six months ended June 30, 2007. Our net losses have increased slightly as a result the changes in our operating expenses as described above.

NET LOSS. We had a net loss of $4,123,036, or $0.13 per share, for the six months ended June 30, 2008, compared to $3,627,332, or $0.13 per share, for the six months ended June 30, 2007. There was an increase in the net loss of $495,704, which is a result of an increase in the loss from operations of approximately $81,000, a decrease in interest income of approximately $94,000, an increase in other income of approximately $2,000, and an net increase in interest expense and debt discount related to convertible debt of approximately $323,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had a total cash balance of $2,401,404. Our cash flow from operating activities for the six months ended June 30, 2008 resulted in a deficit of $5,037,148 compared with a deficit of $2,442,729 in the same period of the prior year. Our cash flow from investing activities for the six months ended June 30, 2008 resulted in a deficit of $185,411 compared with a deficit of $2,477,109 in the same period of the prior year. Our cash flow from financing activities for the six months ended June 30, 2008 resulted in a surplus of $4,919,596 compared to a surplus of $9,842,626 in the same period of the prior year. Overall, our cash decreased by $302,963 during the six months ended June 30, 2008.

As of June 30, 2008, the Company had total current assets of $5,261,408 and total current liabilities of $1,398,573, resulting in a working capital surplus of $3,862,835. As of June 30, 2008, the Company had cash totaling $2,401,404. During the six months ended June 30, 2008, the Company raised approximately $5,235,000 from the issuance of convertible notes and warrants through a subscription agreement. The Company believes that it has sufficient capital to sustain its operations for twelve months; however, it will require additional working capital in order to fully execute on its business plans with respect to the haptics technology and the further development of the Novint Falcon and related software and accessories.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, May and June 2008, we issued warrants to purchase an aggregate 59,954 shares of common stock at an exercise price of $1.00 per share to associates at Equity Source Partners as placement agent fees. The six recipients of the warrants were accredited investors within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holders were permitted access to our management for the purpose of acquiring investment information. Due to the holders’ status as accredited investors and their dealings with development companies generally, we deem the holders sophisticated for the purposes of Section 4(2) of the Securities Act.

In June 2008, we issued 72,899 shares of common stock and warrants to purchase 36,450 shares of common stock at an exercise price of $1.50 per share to four investors upon their conversion of notes. The four recipients of the common stock and warrants were accredited investors within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holders took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holders were permitted access to our management for the purpose of acquiring investment information. Due to the holders’ status as accredited investors and, we deem the holders sophisticated for the purposes of Section 4(2) of the Securities Act.

In June 2008, we issued 49,020 shares of common stock and warrants to purchase 49,020 shares of common stock at an exercise price of $1.50 per share to Aidan Foley upon the exercise of a unit option. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The shareholder took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In June 2008, we issued 3,297 shares of common stock to Ralph Anderson in payment for services rendered on our audit committee. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status on our audit committee and his dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS
EXHIBIT INDEX

Number	Description
3.1 (9)	Amend and Restated Certificate of Incorporation

3.2 (6)	Amended and Restated Bylaws

3.3 (1)	Articles of Merger

3.4 (1)	Certificate of Merger

4.1 (1)	Articles of Incorporation (See Exhibit 3.1)

4.2 (3)	Form of Common Stock Purchase Warrant, April 2006

4.3 (7)	Form of Common Stock Purchase Warrant, March 2007

4.4 (13)	Form of Note, April 2008

4.5 (13)	Form of Common Stock Purchase Warrant, April 2008

4.6 (14)	Form of Note, May 2008

4.7 (14)	Form of Common Stock Purchase Warrant, May 2008

4.8 (15)	Form of Note, June 2008

4.9 (15)	Form of Common Stock Purchase Warrant, June 2008

10.1 (1)	Employment Agreement with Tom Anderson

10.2 (1)	Employment Agreement with Walter Aviles

10.3 (10)	Amended and Restated 2004 Stock Incentive Plan

10.4 (2)	Purchase Order with Lockheed Martin dated February 16, 2006

10.5 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.6 (2)	Purchase Order with Lockheed Martin dated March 3, 2006

10.7 (3)	Form of Subscription Agreement for Securities, April 2006.

10.8 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.

10.9 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.

10.10 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.11 (7)	Form of Unit Subscription Agreement, March 2007

10.12 (7)	Form of Investor Rights Agreement, March 2007

10.13 (8)	Amendment No. 1 to Unit Subscription Agreement dated March 2, 2007

10.14 (8)	Amendment No. 2 to Unit Subscription Agreement dated March 30, 2007

10.15 (8)	Amendment No. 1 to Investor Rights Agreement dated March 30, 2007

10.16 (10)	Purchase Order with The Falk Group, LLC dated January 16, 2007

10.17 (11)	Tournabout Intellectual Property Acquisition Agreement dated July 17, 2007

10.18 (12)	Lease Agreement dated May 29, 2007

10.19 (12)	Lease Agreement dated June 21, 2007

10.20 (13)	Form of Subscription Agreement, April 2008

10.21 (14)	Form of Subscription Agreement, May 2008

10.22 (15)	Form of Subscription Agreement, June 2008

14 (2)	Code of Ethics

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

(2)	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

(3)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(4)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(5)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on December 20, 2006, and incorporated herein by reference.

(6)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 1, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.

(8)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 15, 2007.

(9)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on June 21, 2007.

(10)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 24, 2007.

(11)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on July 23, 2007.

(12)	Filed with the Issuer’s Registration Statement on Form SB-2 on July 27, 2007.

(13)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on April 15, 2008.

(14)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on May 12, 2008.

(15)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on June 13, 2008.

All other exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.
(Registrant)

Date: August 14, 2008	By:	/s/ Tom Anderson
Tom Anderson
Chief Executive Officer