Form 10-Q
period 2008-09-30
NOVINT TECHNOLOGIES INC
filed 2008-11-19
CIK 1282980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-51783

Novint Technologies, Inc.

(Exact name of small business issuer as specified in it charter)

Delaware	85-0461778
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 32,255,062 issued and outstanding as of November 11, 2008.

NOVINT TECHNOLOGIES, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Novint Technologies, Inc.
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$575,887	$2,704,367
Accounts receivable, net	28,455	80,724
Prepaid expenses and other current assets	1,130,873	257,787
Inventory	1,624,648	474,461
Deposit on purchase of inventory	48,939	469,644

Total current assets	3,408,802	3,986,983

PROPERTY AND EQUIPMENT, NET	498,443	443,576
DEFERRED FINANCING COSTS	393,350	-
PREPAID EXPENSES - NET OF CURRENT PORTION	979,713	125,706
SOFTWARE DEVELOPMENT COSTS, NET	615,597	644,308
INTANGIBLE ASSETS, NET	777,289	405,299
DEPOSITS	28,224	43,063

Total assets	$6,701,418	$5,648,935

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$658,163	$230,677
Accrued payroll related liabilities	217,656	195,549
Accrued expenses	219,045	238,060
Accrued expenses - related parties	21,965	22,564
Deferred revenue	29,390	44,966

Total current liabilities	1,146,219	731,816

LONG TERM LIABILITIES:
Convertible notes payable, net of unamortized debt
discount of $4,368,010	794,188	-

Total liabilities	1,940,407	731,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, authorized 150,000,000 shares, $0.01
par value; 32,255,062 and 31,898,955 shares issued
and outstanding, respectively	322,552	318,990
Additional paid-in capital	31,646,939	25,348,138
Accumulated deficit	(27,203,875)	(20,745,404)
Accumulated other comprehensive loss	(4,605)	(4,605)

Total stockholders' equity	4,761,011	4,917,119

Total liabilities and stockholders' equity	$6,701,418	$5,648,935

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Project	$4,500	$5,892	$50,229	$164,796
Product	71,649	81,785	181,848	117,275
Total revenue	76,149	87,677	232,077	282,071

Cost of goods sold:
Project	3,014	2,569	37,141	126,304
Product	81,396	87,896	210,549	129,341
Total cost of goods sold	84,410	90,465	247,690	255,645

Gross profit (loss)	(8,261)	(2,788)	(15,613)	26,426

Operating expenses
Research and development	323,649	290,932	918,580	913,573
General and administrative	1,214,010	1,160,109	3,839,384	3,730,676
Depreciation and amortization	161,416	93,879	379,606	202,996
Sales and marketing	152,479	452,148	378,688	770,197
Total operating expenses	1,851,554	1,997,068	5,516,258	5,617,442

Loss from operations	(1,859,815)	(1,999,856)	(5,531,871)	(5,591,016)

Other (income) expense
Interest income	(1,521)	(85,025)	(15,312)	(192,573)
Interest expense	45,880	2,979	77,032	146,699
Debt discount related to convertible debts	431,264	-	867,087	-
Other (income) expense	-	-	(2,207)	-

Net other (income) expense	475,623	(82,046)	926,600	(45,874)

Net loss	$(2,335,438)	$(1,917,810)	$(6,458,471)	$(5,545,142)

Loss per share, basic and diluted:
Net loss	$(0.07)	$(0.06)	$(0.20)	$(0.19)

Weighted-average common shares
outstanding, basic and diluted	32,259,424	31,626,498	32,023,821	28,772,362

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balances, December 31, 2007	31,898,955	$318,990	$25,348,138	$(20,745,404)	$(4,605)	$4,917,119

Common stock issued for services	27,664	277	26,923	-	-	27,200
Common stock issued related to conversion of convertible debts	72,900	729	72,170	-	-	72,899
Common stock issued for settlement of accrued liabilities	117,993	1,180	115,720	-	-	116,900
Common stock issued related to exercise of options	135,000	1,350	66,150	-	-	67,500
Common stock issued related to cashless options	2,550	26	(26)	-	-	-
Options vested for employees services	-	-	353,089	-	-	353,089
Options vested to consultants for services	-	-	381,219	-	-	381,219
Warrants issued for financing costs	-	-	48,459	-	-	48,459
Debt discount and beneficial conversion feature related to convertible notes	-	-	5,235,097	-	-	5,235,097
Net loss	-	-		(6,458,471)	-	(6,458,471)

Balances, September 30, 2008 (Unaudited)	32,255,062	$322,552	$31,646,939	$(27,203,875)	$(4,605)	$4,761,011

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,458,471)	$(5,545,142)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation and amortization	379,606	202,996
Amortization of capitalized finance cost and debt discount	932,809	-
Common stock issued for services	27,200	434,002
Options issued to employees and consultant for services	734,308	866,780
Changes in operating assets and liabilities:
Accounts receivable	52,269	(31,804)
Prepaid expenses	(857,186)	(1,133,704)
Inventory	(1,150,187)	(133,308)
Deposit on purchase of inventory	420,705	-
Prepaid expenses	(854,007)	-
Deposits	14,839	283,071
Accounts payable and accrued liabilities	(98,452)	218,459
Accrued expenses related party	17,401	(53,122)
Costs and estimated earnings in excess of billings on contracts, net	-	(5,892)
Deferred revenues	(15,576)	46,779
Billings in excess of costs and estimated earnings on contracts, net	-	(5,500)
Net cash (used in) operating activities	(6,854,742)	(4,856,385)

Cash flows from (to) investing activities:
Intangible expenditures	(39,424)	(155,462)
Capital outlay for software development costs	(89,056)	(406,519)
Capital outlay for investment in marketable securities	-	(1,993,633)
Property and equipment purchases	(132,354)	(244,809)
Net cash (used in) investing activities	(260,834)	(2,800,423)

Cash flows from (to) financing activities:
Proceeds from exercise of options	67,500	136,684
Proceeds from issuance of common stock	-	10,330,000
Offering costs	(315,501)	(385,010)
Proceeds from convertible notes payable	5,235,097	-
Net cash provided by financing activities	4,987,096	10,081,674

Net increase (decrease) in cash and cash equivalents	(2,128,480)	2,424,866
Cash and cash equivalents at beginning of period	2,704,367	255,468

Cash and cash equivalents at end of period	$575,887	$2,680,334

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Debt discount and deferred financing cost related to convertible notes
payable recorded against paid-in capital	$5,235,097	$-
Payment of offering costs with 60,000 warrants	$48,459	$-
Deferred financing cost recognize and netted against paid-in capital	$-	$54,354
Purchase of licenses with common stock	$-	$10,001
Conversion of convertible debts with common stock	$72,899	$-
Payment of notes payable and accrued interest with common stock	$-	$358,081
Payment of accrued liabilities with common stock	$116,900	$585,634

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company“ or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Reclassifications

Certain prior year amounts were reclassified to conform to the September 30, 2008 presentation.

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

Management’s Plans

As of September 30, 2008, the Company had total current assets of $3,408,802 and total current liabilities of $1,146,219, resulting in a working capital surplus of $2,262,583. As of September 30, 2008, the Company had cash totaling $575,887. During the nine months ended September 30, 2008 as further discussed in Note 4, the Company raised approximately $5,235,000 from the issuance of convertible notes and warrants through a subscription agreement. The Company believes that it has sufficient working capital to maintain its operations for twelve months; however, it will continue to seek additional working capital in order to fully execute on its business plans with respect to the haptics technology and the further development of the Novint Falcon and related software and accessories.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Development Costs

The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of September 30, 2008, the Company’s capitalized software development costs totaled $923,224 (net of $307,627 of accumulated amortization). The estimated annual amortization expense related to the capitalized software development cost is approximately $155,000 per year. Amortization expense related to software development costs for the three and nine months ended September, 2008 and 2007 totaled $40,170 and $117,153, and $32,089 and $66,637, respectively.

The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through September 30, 2008, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all related costs to research and development expense in the periods incurred.

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $26,468 and $77,487, and $14,707 and $32,304 for the three and nine months ended September 30, 2008 and 2007, respectively.

Intangible Assets

Intangible assets consist of licensing agreements of $1,245,543 and patents of $40,706, and are carried at cost less accumulated amortization of $508,960. Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 12 years. For the three and nine months ended September 30, 2008 and 2007, the Company recognized amortization expense of approximately $94,778 and $184,966, and $47,083 and $104,055, respectively, related to intangible assets.

Annual amortization of intangible assets remaining at September 30, 2008, is as follows:

Year Ended December 31,
2008	382,916
2009	326,020
2010	67,103
2011	1,250
2012 and after	--
Total	$777,289

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

The Company’s revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified. As of September 30, 2008 the Company did not have any costs and estimated earnings in excess of billings on contracts or any billings in excess of costs and estimated earnings on contracts. All contracts were 100% complete as of September 30, 2008.

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

As of September 30, 2008, the Company had recorded $29,390 of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold, which for the three and nine months ended September 30, 2008 and 2007 approximated $2,531 and $27,436, and $16,645 and $21,044, respectively.

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

The Company’s customers are provided a one (1) year limited warranty on the Falcon. This warranty guarantees that the products shall be free from defects in material and workmanship. Additionally, the Company offers its customers of the Falcon a 30 day money back guarantee. The Company continually evaluates its reserve accounts for both the limited warranty and 30 day money back guarantee based on its historical activities. As of September 30, 2008, the Company has accrued $11,800 as warranty reserve.

Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of September 30, 2008 and 2007, the Company had a total of 12,736,867 and 27,322,342 in potentially dilutive securities, respectively.

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

The Company recognized $353,033 and $303,878 in employee share-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model. In calculating the fair value of options for stock based compensation for the nine months ended September 30, 2008, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 4.00% to 5.25%, volatility of the options ranged from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranged from $0.66 to $1.20 per share.

Research and Development

Research and development costs are expensed as incurred and amounted to $323,649 and $918,580, and $290,932 and $913,573 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2008:

Licensing agreements	$1,245,543
Patent	40,706
Less accumulated amortization	(508,960)
$777,289

NOTE 4- CONVERTIBLE NOTES PAYABLE

In March 2008, the Company closed on a $2,025,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and the subscribers’ signatory thereto (the "Subscription Agreement"). From April 2008 through June 2008, the Company closed an additional $3,210,097 for an aggregate Subscription Agreement amount of $5,235,097.  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  Certain existing shareholders of the Company are entitled to purchase notes and warrants under the terms of the Subscription Agreement and the Company was required to create a second offering of these notes and warrants. The Company has recorded $459,073 as deferred financing costs associated with the closing that occurred on June 9, 2008. This amount represents $197,049 accrued for legal expenses associated with the private placement, $149,403 paid to an investment banking company and $112,621 for the value of warrants to purchase 143,403 shares of the Company’s common stock at $1.00 per share for 5 years owed to the same investment banking company. These amounts are being amortized to interest expense over the term of the notes.

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27 and 00-19. The estimated fair value of the detachable warrants of $4,462,663 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 124% to 125%, risk free interest rate of 3.77%; dividend yield of 0% and 3 year term. The face amount of the convertible debenture of $5,235,097 was proportionately allocated to the debenture and the warrants in the amount of $2,849,425 and $2,385,672, respectively. The convertible debentures’ proportionate allocated value of $2,849,425 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining value of $2,849,425 was allocated to the beneficial conversion feature. The combined total value of the warrant and beneficial conversion feature of $5,235,097 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method. For the three and nine months ended September 30, 2008, the Company debt discount amortization expense totaled $431,264 and $867,087, respectively. The remaining unamortized debt discount at September 30, 2008 totaled $4,368,010.

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

The Company has licensing agreements with various parties providing gaming software. These licensing agreements have royalty provisions which require royalty fees ranging from 5% to 50% of either gross revenue or net revenue and one licensing agreement has a royalty provision of $0.50 per end user. Royalty fees paid or accrued for the nine months ended September 30, 2008 and 2007 related to these licensing agreements approximated $1,709,880 and $172,000, respectively, of which $1,959,426 remains as prepaid expenses as of September 30, 2008. Based upon reaching certain milestones, the Company may be required to pay additional amounts.

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

NOTE 7 — RELATED PARTIES

On February 18, 2004, the Company granted to a significant shareholder, for future services, 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting. At September 30, 2008, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.00%, volatility of 115%, estimated life of 10 years and a fair market value of $0.70 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $12,210 and $12,148, respectively, was recorded as consultant expense during the nine months ended September 30, 2008 and 2007.

In March 2004, Normandie New Mexico Corporation, which is owned by the former Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the nine months ended September, 2008 and 2007, the Company had paid $50,000 and $121,875, respectively, for these services. As of September 30, 2008, the Company owed $6,250 to Normandie New Mexico under the agreement.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the member of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. At September 30, 2008, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.00%, volatility of 117%, estimated life of 10 years and a fair market value of $0.70 per share. The vesting schedule is prorated over the reporting period, and approximately $33,699 and $58,598, respectively, was recorded as consulting expense during the nine months ended September 30, 2008 and 2007.

One of the members of the Company’s Board of Directors provided legal services to Company. Total legal expense incurred by the Company for such legal services by this director totaled $120,250 and $106,560 for the nine months ended September 30, 2008 and 2007, respectively. At the beginning of 2008, the Company granted this board member options to purchase 100,000 shares of common stock with an exercise price of $.89 per share for service performed and to be performed in relation to the Company’s patents. As of September 30, 2008, 6,709 options had vested and the Company recorded $7,089 in expense related to these vested options.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our financial statements for the quarter ended September 30, 2008 and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2008. New accounting policies and practices were implemented in 2007 as necessary based on the launch of our haptics product sales in June 2007.

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

Our revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified. As of September 30, 2008, the Company did not have any costs and estimated earnings in excess of billings on contracts, and no billings in excess of costs and estimated earnings on contracts. All contracts were 100% complete as of September 30, 2008.

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

As of September 30, 2008, the Company had recorded $29,390 of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold, which for the three and nine months ended September 30, 2008 and 2007 approximated $2,531 and $27,436, and $16,645 and $21,044, respectively.

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

The Company’s customers are provided a one (1) year limited warranty on the Falcon. This warranty guarantees that the products shall be free from defects in material and workmanship. Additionally, the Company offers its customers of the Falcon a 30 day money back guarantee. The Company continually evaluates its reserve accounts for both the limited warranty and 30 day money back guarantee based on its historical activities. As of September 30, 2008, the Company has accrued $11,800 as warranty reserve.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

REVENUES. During the quarter ended September 30, 2008, we had revenues of $76,149 as compared to revenues of $87,677 during the quarter ended September 30, 2007, a decrease of approximately 13%. We launched our Falcon product in June 2007, and launched the on-line game store in November 2007. In September 2007, we launched our pistol grip for the Falcon. We had reservations for 600 pistol grips at the announcement of the launch, and shipped approximately 100 units in the last two weeks of the quarter. Prior to the launch of our Falcon and the games, all of our revenues were derived from the development of professional applications. In 2008 our revenues were mainly derived from consumer products, which is a much different focus.

Our revenues in the quarter ended September 30, 2008 were derived from both the sales of our haptics products and projects. During the quarter ended September 30, 2008, we had revenues from the sale of our haptics technology products of $71,649, as compared to revenues of $81,785 during the quarter ended September 30, 2007, a decrease of approximately 12%. During the quarter ended September 30, 2008, we had revenues from projects of $4,500, as compared to revenues of $5,892 during the quarter ended September 30, 2007, a decrease of approximately 24%, as the company shifts its focus to consumer products. We will continue to provide development of professional applications in future years, but the primary focus remains on revenues derived from consumer products.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold for our haptics technology products includes the cost of the haptics technology products sold and the costs associated with shipping product to customers. The cost of goods sold for our development of professional applications includes materials purchased for resale to customers and the direct labor incurred for delivering on projects. Costs of goods sold were $84,410 for the quarter ended September 30, 2008, compared to $90,465 for the quarter ended September 30, 2007. Our overall gross loss percentage was approximately 11% for the quarter ended September 30, 2008, which is a result of our gross profit from our development of professional applications approximately 33%, and gross loss from the sale of our haptics technology product approximated (14) %, compared to a gross loss percentage of 3% for the quarter ended September 30, 2007, which is a result of our gross profit from our development of professional applications approximately 56%, and gross loss from the sale of our haptics technology product approximated (7) %. Our gross loss experienced from the sale of our haptics technology product continues to be impacted by efforts to drive market penetration—freight costs to meet the demands of product distribution, costs to place product into major retail chains, third-party warehousing costs, and lower pricing for retailer and distributors; however, we have begun to see improvement in many of these costs as our processes are worked out.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development totaled $323,649 for the quarter ended September 30, 2008 compared to $290,932 for the quarter ended September 30, 2007, an increase of $32,717 or 11%. Our research and development for 2008 increased as we continue to develop new software associated with the haptics technology product, as well as specialized grips for use with the product.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,214,010 for the quarter ended September 30, 2008, compared to $1,160,109 for the quarter ended September 30, 2007, an increase of $53,901 or 5%. The increase in general and administrative expenses compared to the prior year was primarily related to the addition of infrastructure to support the business that launched in June 2007. Business and professional fees decreased approximately $115,000, royalty expense decreased approximately $23,000 as first-year minimums on license agreements were being reached, and payroll and other overhead expenses increased approximately $191,000 as new employees, insurance, office space, warehousing, and other expenses were added to support the business. We anticipate such expenses to stabilize as we continue to market and promote the product.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense totaled $161,416 for the quarter ended September 30, 2008 compared to $93,879 for the quarter ended September 30, 2007, an increase of $67,537 or 72%. This has increased as we have increased our investment in fixed assets, intangibles, and capitalized software.

SALES AND MARKETING EXPENSE. Sales and marketing expense totaled $152,479 for the quarter ended September 30, 2008 compared to $452,148 for the quarter ended September 30, 2007, a decrease of $299,669 or 66%. In 2007, we had programs focused on the launch of the Falcon, which occurred in September 2007, and in 2008 expenses continued for website development, trade show expenses and an “Evangelist Program” to encourage early adopters to tell others about the product. Promotional efforts will continue in 2008 with print advertising, trade shows, branding, and promotion through the website.

LOSS FROM OPERATIONS: We had a loss from operations of $1,859,815 for the quarter ended September 30, 2008, compared to a loss from operations of $1,999,856 for the quarter ended September 30, 2007. Our net losses have decreased slightly as a result the changes in our operating expenses as described above.

NET LOSS. We had a net loss of $2,335,438, or $0.07 per share, for the quarter ended September 30, 2008, compared to $1,917,810, or $0.06 per share, for the quarter ended September 30, 2007. There was an increase in the net loss of $417,628, which is a result of an decrease in the loss from operations of approximately $140,000, a decrease in interest income of approximately $84,000, and an increase in interest expense and debt discount related to convertible debt of approximately $474,000.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007.

REVENUES. During the nine months ended September 30, 2008, we had revenues of $232,077 as compared to revenues of $282,071 during the nine months ended September 30, 2007, a decrease of approximately 18%. We launched our Falcon product in June 2007, and launched the on-line game store in November 2007. Prior to this launch, all of our revenues were derived from the development of professional applications. In 2008 our revenues were mainly derived from consumer products, which is a much different focus.

Our revenues in the nine months ended September 30, 2008 were derived from both the sales of our haptics products and projects. During the nine months ended September 30, 2008, we had revenues from the sale of our haptics technology products of $181,848, as compared to revenues of $117,275 during the nine months ended September 30, 2007, an increase of approximately 55%. During the nine months ended September 30, 2008, we had revenues from projects of $50,229, as compared to revenues of $164,796 during the nine months ended September 30, 2007, a decrease of approximately 70%. We will continue to provide development of professional applications in future years, but the primary focus remains on revenues derived from consumer products.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold for our haptics technology products includes the cost of the haptics technology products sold and the costs associated with shipping product to customers. The cost of goods sold for our development of professional applications includes materials purchased for resale to customers and the direct labor incurred for delivering on projects. Costs of goods sold were $247,690 for the nine months ended September 30, 2008, compared to $255,645 for the nine months ended September 30, 2007. Our overall gross loss percentage was approximately (7)% for the nine months ended September 30, 2008, which is a result of our gross profit from our development of professional applications approximately 26%, and gross loss from the sale of our haptics technology product approximated (16) %, compared to a gross profit percentage of 9% for the nine months ended September 30, 2007, which is a result of our gross profit from our development of professional applications approximately 23%, and gross loss from the sale of our haptics technology product approximated (10) %. Our gross profit from the development of professional applications has remained consistent from year to year. Our gross loss experienced from the sale of our haptics technology product continues to be impacted by efforts to drive market penetration—freight costs to meet the demands of product distribution, costs to place product into major retail chains, third-party warehousing costs, and lower pricing for retailer and distributors; however, we have begun to see improvement in many of these costs as our processes are worked out.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development totaled $918,580 for the nine months ended September 30, 2008 compared to $913,573 for the nine months ended September 30, 2007, a increase of $5,007 or 1%. Our research and development for 2008 increased slightly as we continue to develop new software associated with the haptics technology product, as well as specialized grips for use with the product.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $3,839,384 for the nine months ended September 30, 2008, compared to $3,730,676 for the nine months ended September 30, 2007, an increase of $108,708 or 3%. The increase in general and administrative expenses compared to the prior year was primarily related to the addition of infrastructure to support the business that launched in June 2007, offset by the reduction in business and professional fees. Business and professional fees decreased approximately $779,000, royalty expense increased approximately $13,000, and payroll and other overhead expenses increased approximately $875,000 as new employees, insurance, office space, warehousing, and other expenses were added to support the business. We anticipate such expenses to stabilize as we continue to market and promote the product.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense totaled $379,606 for the nine months ended September 30, 2008 compared to $202,996 for the nine months ended September 30, 2007, an increase of $176,610 or 87%. This has increased as we have increased our investment in fixed assets, intangibles, and capitalized software.

SALES AND MARKETING EXPENSE. Sales and marketing expense totaled $378,688 for the nine months ended September 30, 2008 compared to $770,197 for the nine months ended September 30, 2007, a decrease of $391,509 or 51%. In 2007, we had programs focused on the launch of the Falcon, which occurred in June 2007, and in 2008 expenses continued for website development, trade show expenses and an “Evangelist Program” to encourage early adopters to tell others about the product. Promotional efforts will continue in 2008 with print advertising, trade shows, branding, and promotion through the website.

LOSS FROM OPERATIONS: We had a loss from operations of $5,531,871 for the nine months ended September 30, 2008, compared to a loss from operations of $5,591,016 for the nine months ended September 30, 2007. Our net losses have decreased slightly as a result the changes in our operating expenses as described above.

NET LOSS. We had a net loss of $6,458,471, or $0.20 per share, for the nine months ended September 30, 2008, compared to $5,545,142, or $0.19 per share, for the nine months ended September 30, 2007. There was an increase in the net loss of $913,329, which is a result of a decrease in interest income of approximately $177,000, an increase in other income of approximately $2,000, a net increase in interest expense and debt discount related to convertible debt of approximately $797,000, offset by a decrease in the loss from operations of approximately $59,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had a total cash balance of $575,887. Our cash flow from operating activities for the nine months ended September 30, 2008 resulted in a deficit of $6,854,742 compared with a deficit of $4,856,385 in the same period of the prior year. Our cash flow from investing activities for the nine months ended September 30, 2008 resulted in a deficit of $260,834 compared with a deficit of $2,800,423 in the same period of the prior year. Our cash flow from financing activities for the nine months ended September 30, 2008 resulted in a surplus of $4,987,096 compared to a surplus of $10,081,674 in the same period of the prior year. Overall, our cash decreased by $2,128,480 during the nine months ended September 30, 2008.

As of September 30, 2008, the Company had total current assets of $3,408,802 and total current liabilities of $1,146,219, resulting in a working capital surplus of $2,262,583. As of September 30, 2008, the Company had cash totaling $575,887. During the nine months ended September 30, 2008, the Company raised approximately $5,235,000 from the issuance of convertible notes and warrants through a subscription agreement. The Company believes that it will require additional working capital in order to fully execute on its business plans with respect to the haptics technology and the further development of the Novint Falcon and related software and accessories.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2008, we issued 3,030 shares of common stock to Ralph Anderson in payment for services rendered on our audit committee. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status on our audit committee and his dealings with companies similar to ours, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In August 2008, we issued 135,000 shares of common stock to an investor upon his exercise of warrants for cash in the amount of $67,500. The recipient of the common stock was an accredited investor within the meaning of Regulation D of the Securities Act. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The shareholder took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s status as accredited investors and his dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

In September 2008, we issued 20,000 shares of common stock to a consultant for services rendered to the Company. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The shareholder took the securities for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder’s dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2008, the Company held its Annual Meeting of Stockholders. Of the 31,969,266 shares eligible to vote, 17,290,799 shares, or 54.08%, appeared in person or by proxy and established a quorum for the meeting. The stockholders were voting on the election of directors Thomas G. Anderson, Marvin Maslow and V. Gerald Grafe, and ratification of the appointment of AJ Robbins, P.C. as the Company’s independent registered public accounting firm. The proposals listed in the table below were approved by the stockholders.

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	NOT VOTED
Election of Directors
Thomas G. Anderson	17,290,799	—	—	—
Marvin Maslow	17,270,434	20,365	—	—
V. Gerald Grafe	17,289,634	1,165	—	—

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	NOT VOTED
Ratification of appointment of AJ Robbins, P.C. as the Company’s independent registered public accounting firm	17,279,091	1,165	10,543	—

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS
EXHIBIT INDEX

Number	Description
3.1 (9)	Amend and Restated Certificate of Incorporation

3.2 (6)	Amended and Restated Bylaws

3.3 (1)	Articles of Merger

3.4 (1)	Certificate of Merger

4.1 (1)	Articles of Incorporation (See Exhibit 3.1)

4.2 (3)	Form of Common Stock Purchase Warrant, April 2006

4.3 (7)	Form of Common Stock Purchase Warrant, March 2007

4.4 (13)	Form of Note, April 2008

4.5 (13)	Form of Common Stock Purchase Warrant, April 2008

4.6 (14)	Form of Note, May 2008

4.7 (14)	Form of Common Stock Purchase Warrant, May 2008

4.8 (15)	Form of Note, June 2008

4.9 (15)	Form of Common Stock Purchase Warrant, June 2008

10.1 (1)	Employment Agreement with Tom Anderson

10.2 (1)	Employment Agreement with Walter Aviles

10.3 (10)	Amended and Restated 2004 Stock Incentive Plan

10.4 (2)	Purchase Order with Lockheed Martin dated February 16, 2006

10.5 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006

10.6 (2)	Purchase Order with Lockheed Martin dated March 3, 2006

10.7 (3)	Form of Subscription Agreement for Securities, April 2006.

10.8 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.

10.9 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.

10.10 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.11 (7)	Form of Unit Subscription Agreement, March 2007

10.12 (7)	Form of Investor Rights Agreement, March 2007

10.13 (8)	Amendment No. 1 to Unit Subscription Agreement dated March 2, 2007

10.14 (8)	Amendment No. 2 to Unit Subscription Agreement dated March 30, 2007

10.15 (8)	Amendment No. 1 to Investor Rights Agreement dated March 30, 2007

10.16 (10)	Purchase Order with The Falk Group, LLC dated January 16, 2007

10.17 (11)	Tournabout Intellectual Property Acquisition Agreement dated July 17, 2007

10.18 (12)	Lease Agreement dated May 29, 2007

10.19 (12)	Lease Agreement dated June 21, 2007

10.20 (13)	Form of Subscription Agreement, April 2008

10.21 (14)	Form of Subscription Agreement, May 2008

10.22 (15)	Form of Subscription Agreement, June 2008

14 (2)	Code of Ethics

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 17, 2004, and as subsequently amended, and incorporated herein by reference.

(2)	Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated herein by reference.

(3)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(4)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(5)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on December 20, 2006, and incorporated herein by reference.

(6)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 1, 2007.

(7)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.

(8)	Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on May 15, 2007.

(9)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on June 21, 2007.

(10)	Filed with the Issuer’s Registration Statement on Form SB-2 on May 24, 2007.

(11)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on July 23, 2007.

(12)	Filed with the Issuer’s Registration Statement on Form SB-2 on July 27, 2007.

(13)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on April 15, 2008.

(14)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on May 12, 2008.

(15)	Filed with the Issuer’s Current Report on Form 8-K, filed with the Commission on June 13, 2008.

All other exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.
(Registrant)

Date: November 19, 2008	By:	/s/ Tom Anderson
Tom Anderson
Chief Executive Officer