Form 10-K
period 2008-12-31
NOVINT TECHNOLOGIES INC
filed 2009-04-16
CIK 1282980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51783

NOVINT TECHNOLOGIES, INC.
(name of small business issuer in its charter)

Delaware	85-0461778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Paradise Blvd., NW, Suite B Albuquerque, NM	87114
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (866) 298-4420

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $28,746,177, based on 28,461,562 shares of common stock held by non-affiliates and $1.01 per share on June 30, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date:  32,259,131 shares of common stock as of April 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports that may be filed with the United States Securities and Exchange Commission.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances, unless and to the extent required by applicable law.  Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933, as amended, provides any protection for statements made in this annual report.

When used in this annual report, the terms the "Company," "Novint," "we," "us," "our," and similar terms refer to Novint Technologies, Inc., a Delaware corporation.

PART I
ITEM 1.      BUSINESS

Overview

We were initially incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999.  On February 26, 2002, we changed our state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation (“Novint”).

We are a technology development and licensing company in the field of haptics, which  refers to the sense of touch.  We develop, market, and sell products, applications, and technologies that allow people to use their sense of touch to interact with computers.  Our website address is www.novint.com.  Information provided on our website, however, is not part of this report and is not incorporated herein.

We historically derived the majority of our revenue developing professional applications for our customers.  We have completed work on a number of contracts with companies such as Aramco, Lockheed Martin, Chrysler, Chevron, Sandia National Laboratories, and Woods Hole Oceanographic Institute. We intend, however, to generate most of our future revenues from the sale of our Falcon product (described in this section below), the associated “grips,” or handles that are shaped to mirror the application that the product is being used to simulate, e.g. a gun handle, a sword handle, or a steering wheel, and the sale or license of our computer games (designed to be used with the Falcon), and ultimately the license fees from hardware and software companies that support the Falcon.  In the third and fourth quarter of 2007, we began shipping the Falcon to commercial retailers and distributors in the U.S.  The product was available through retailers, including Fry’s, Tiger Direct, and J&R Music Store.  We intend to further leverage our computer touch technology to exploit opportunities in the consumer console and PC interactive computer games market by establishing relationships with leading video game publishers and developers and engaging additional retailers and distributors over time to sell the product to the public.  Additionally, in the fourth quarter of 2007, we opened our online store for the sale of computer games integrated to work with the Falcon.  Customers can download games for use with the Falcon by going to our website and purchasing the haptics enabled games.  We expect to have a significant number of games across many genres available for customers to purchase and use with the Falcon.  We currently have over 45 titles available for customers.  We expect our software sales to be a significant contributor to our revenues and earnings.  Using our haptics technology, games and applications have the crucial missing “third sense” to human computer interaction.  Users can directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software.  We have not derived any revenue from the licensure of our technology for consumer console and PC interactive computer games. Although our longer term goal is to focus primarily on the video games industry, in 2009, we expect to expand our efforts in obtaining funded contracts for high-end haptics-based development within our Advanced Products Group (APG).  We also plan to release the first of our big AAA titles in the second quarter of 2009.  We believe that revenue generated from both the APG and the release of our bigger Falcon-enabled games will help to sustain our operations and allow us to expand our sales.

Recent Developments

In February and March 2009, we received $220,000 for three promissory note totaling $275,000, with 150% warrant coverage.  The exercise price on the warrants was $1.00 per share with a 5-year term.  The notes are secured with our assets and intellectual property.  The notes have no stated interest rate, and principal and interest is due in February 2010.  These notes are considered original issue discount notes whereby the discount will be amortized over the lives of the notes.  If the notes are prepaid, the exercise price of the warrants will adjust to the fair market value of our stock at the time of prepayment, subject to a floor of $0.20 and a ceiling of $1.00.  If an investor sells any shares of our stock during 120 days prior to the maturity date of the note, the strike price will automatically reset to $2.00. If the notes are not paid back by the maturity date, then we will have the right but not the obligation to refinance the notes with new notes equaling the principal and accrued interest from the first note, with a new maturity date one year later and an annual interest rate of five percent (5%).  The new note is convertible into common stock at a rate of $0.0625 per share on the principal balance only.  The conversion rate is subject to change based upon the provisions in the note.

On April 15, 2008, we closed a $3,750,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and 39 accredited investors.  Each subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of our common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note.  Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance.  At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share.  Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.

On May 6, 2008, we closed a second round of  the financing described above with 9 accredited investors for the sale of our 7% unsecured convertible notes and warrants for an aggregate purchase price of $703,280.  In connection with this round of financing, we were required to notify, and did notify, the investors who had participated in the prior round of their right to participate in the second round of financing.  These investors had the option of participating in the financing by providing written notice to the Company by May 15, 2008 of their intent to participate, but no investors exercised this option.

On June 9, 2008, we closed the third round of this financing with 6 accredited investors for the sale of our 7% unsecured convertible notes and warrants for an aggregate purchase price of $781,817.

On December 2, 2008, we commenced a private offering to accredited investors of up to a maximum of $3,000,000 8% Senior Secured Promissory Notes and warrants, plus up to an additional $1,250,000 from accredited investors who are qualifying game publishers, developers, or other strategic investors.  The offering was to terminate on February 9, 2009, unless we terminated the offering earlier or extended the termination date up to an additional 45 days.  Between December 4, 2008 and December 9, 2008, we accepted subscriptions for an aggregate purchase price of $600,000. As of December 31, 2008, $300,000 of the $600,000 committed was delivered to us. With respect to each subscriber, the number of shares of common stock underlying the warrants equals the principal amount of the note purchased by the subscriber divided by $1.00.  The warrants are exercisable for a term of five (5) years at an exercise price of $1.00 per share.  The offering terminated on December 9, 2008.

Principal Products

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

Our Interactive Computer Gaming Strategy

Our interactive computer gaming strategy is based upon the creation of a fundamentally new way users interact when playing interactive computer games — adding the sense of touch.  The introduction of games incorporating the sense of touch involves development of both hardware and software.  We anticipate licensing our haptics enabled hardware designs in the future to a number of hardware manufacturers to gain support for the technology.  At the same time, once developed, we anticipate licensing our computer touch software to a number of game publishers to create many haptics enabled video games or licensing games developed by us to game publishers for distribution.  We are in active conversation with many of the leading developers and publishers in the industry to integrate the Falcon with their games.  We have recently entered into an agreement with Electronics Arts, Valve, and Eidos to modify several popular game titles for use with our technology.  We make no assurances that any further meetings will be successful in forging relationships with other leading developers and publishers.  We also distribute “mods” to popular third party games in order to drive the acceptance of the Falcon in the marketplace, by creating a haptics-enabled version of these games.  A “mod” is a modification to an existing game.

Our Haptics Hardware and Software Products

To capture our share of the consumer game market, we provide the consumer with the two components necessary for consumers to play with and experience haptics as part of their gaming: hardware and software.

The Novint Falcon

For the hardware component, we have designed and introduced the Novint Falcon for consumers.  The Falcon is our flagship product that enables the consumer/user to navigate, in a 3D space, the game that they are seeing on the screen, and to feel the elements that they are seeing, including the textures, force, centrifugal force, recoil, etc.  The degree to which these elements are felt by the user (the amount of force/impact, weight of an object) will be determined by a game developer, which is a role Novint often fills, to best suit the game play that they intended.

We are creating additional hardware devices that work with the Falcon including the handle or “grip” for the device to best mimic the grip that consumers would be using if they were actually participating in the game they are playing.  For example, in a shooting game, we provide a gun handle, a pistol grip, to better simulate the role the consumer is playing in the game.  There is a great opportunity to develop and sell many more grips over time.  We believe that the consumer will want to purchase several of these grips for each Falcon they purchase.  We anticipate that users will gain a greater utility and more realistic sense of touch with these grips, as they are paired with the appropriate games.

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

We have had discussions with other hardware manufacturers to license our hardware technology for use on their hardware platforms.  These discussions are ongoing, and, while we remain optimistic of their outcome, we do not in any way guarantee an agreement with any of these companies will be reached.  We have also had discussions with console manufacturers. We believe these manufacturers may want to license our technology as a competitive advantage against other consoles since our technology adds a haptics aspect to the games, differentiating them from other games and, we believe, making them more appealing to consumers. These discussions are ongoing, and, while we remain optimistic of their outcome, we do not in any way guarantee an agreement with any of these companies will be reached.

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

Software and Games Development for the Novint Falcon

For the software component of the solution, we develop software and games to work with the Falcon.  We have over 45 game titles currently available for sale on our website and expect to expand the available games across all genres of game play over time.

One of the ways that we create games to work with the Falcon is through direct in-house development by our technical staff.  We have also entered into several contracts with external game developers to create games designed to showcase the haptics features of the Falcon.  In that way, we create games from the ground up that fully use the potential of the Falcon.

Another way that we have been able to provide games for consumers to use with the Falcon is to integrate haptics into the games of third party publishers/developers that enables game play with the Falcon through acquisitions or licenses.  We have acquired/licensed several games and are actively looking to acquire/license other games that have gameplay that naturally lends itself to 3D touch interactions, where we can incorporate the Falcon as a controller for the game with the intention to improve the experience of the game as mentioned above.

We are continuing to develop and refine our haptics technologies for gaming use by producing initial games to be packaged with the Falcon, technology demonstrations and sample programs, and an Application Programming Interface (“API”) to be used both internally and by third-party developers and publishers.  We have been and are continuing to develop software used to demonstrate basic, fundamental gameplay incorporating haptics technology.  For example, we have developed software that demonstrates what it would feel like to throw a basketball, catch a baseball, swordplay, etc. in games.  This software forms the basis of our gaming software and is used to prove the concept of using haptics technology for video game play to game publishers and developers.  We have expanded on these base technological capabilities and bundle mini games with the Falcon and a collection of sports games as part of the base package.

When we license a game, we typically have the exclusive rights to sell the game where it uses 3D touch control.  In that type of situation, we typically obtain the exclusive license for the 3D touch field of use, obtain source code, and integrate the Falcon as a controller for the game.

A final way that we create games and applications for the Falcon is by licensing our Software Developer’s Kit (“SDK”) out to game publishers and game developers so that they can incorporate touch into their game, with or without our help and interaction.  In some cases, we will provide resident experts to assist their developer teams.  After we license our SDK to a developer or publisher, we would then collect royalties on those game sales where the game uses the Falcon.  We anticipate that over time, as we grow, the majority of all games developed that support the Falcon will be published by third party publishers and will be distributed through their distribution channels.  To date, we have not yet sold any such licenses and have generated no revenues under such arrangements.

Manufacturing of the Falcon

We have entered into a manufacturing agreement with VTech Communications, Ltd., a contract manufacturer in China (the “Vtech Agreement”) for the production of the Falcon for sale to consumers.  VTech manufactures the Falcon to our specification and ships the product to us based upon our purchase orders to them.  The lead time to build these products is currently approximately 90 days.  The VTech Agreement has a term of eighteen (18) months after the date of the first product delivery to consumer outlets, which was in September 2007.  The VTech Agreement automatically renews every twelve (12) months unless either party gives at least 120 days’ prior written notice of termination to the other party.  Under the VTech Agreement, we will periodically submit purchase orders to VTech for product delivery.  We placed an initial manufacturing order for 5,000 units with VTech in November 2006 and accepted delivery of the first Falcon units in March 2007.  The Falcon is now being sold on-line through our website directly to consumers in the United States and online through other websites, including Amazon.com.  We also sell the Falcon through retailers, including Fry’s and Tiger Direct,and the Falcon and the associative haptics enabled software online via our website.  We will add more titles for sale as they become integrated with the Falcon, and we will sell grips through our on-line store and retailers as well.

Distribution

We currently distribute our products through direct online sales through our website and established web-sale sites, such as Amazon.com. Our products are also sold in retail stores, such as Fry’s and Tiger Direct. We are currently evaluating the expansion of our distribution channels to more retail stores.  We also plan to sell our products through catalogues that cater to the same demographic that we are targeting.

Other Haptic Companies and Competition

In the past 15 years, we believe that there have been approximately a dozen companies involved in haptics hardware and/or software development.  Most of these companies are hardware developers.  We have been focusing many of our efforts on software development, and we believe that we will maintain our lead in the field in software.  With respect to hardware, we believe the consumer release of the Novint Falcon is a significant event in the field of haptics and gives us a strong competitive advantage in our licensing strategy.  We believe that none of our potential hardware competitors have any experience with a consumer 3D haptics enabled device.  3D haptics hardware devices available now retail for approximately $2,000 to $15,000.  Most of these companies are potential partners.  Following is a list of other haptic companies:

•
SensAble Technologies (www.sensable.com) is a haptics hardware and software developer. Their first product was the Phantom haptics interface.  Their primary application focus is their computer aided design products and other high end uses of haptics technology.  We have performed software development contracts with SensAble in the past.

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

•	Sensegraphics, a Swedish company, produces haptics software.

Customers

During the fiscal year ended December 31, 2008, our revenues were substantially attributable to a few customers.  During that period, our largest customers were Simquest, LLC, The Falk Group, D&H Distributing, Reachin Technologies AB, and Tiger Direct, Inc, which represented 18%, 14%, 12%, 14%, and 14% of our total revenues, respectively.

Intellectual Properties and Licenses

Patents

We own, or have rights to, the following inventions, patent applications, and patents:

Title	Application No.	Filing Date	Patent No.	Issue Date

These patent applications are owned by Novint.  They concern a technology that allows efficient and intuitive interaction in a three-dimensional world with familiar two-dimensional controls.  This group of applications describes an intuitive type of haptics control object that allows developers to create toolbars and other common types of interface objects.  These toolbars are easily accessible and greatly improve user-interface issues related to problems associated with depth perception of a 3D cursor.

Human-computer interface including efficient three dimensional controls	09/690,343	10/17/2000	6,727,924	4/27/2004

Human-computer interface including efficient three dimensional controls	10/831,682	4/22/2004

Human-computer interface including efficient three dimensional controls	12/062,306	4/3/2008

This application concerns methods for utilizing haptics in computer animation.

Force frames in animation	10/226,462	8/23/2002

These patent applications are owned by Novint. This group of applications concern specific methods of communicating between a computer and a haptic interface device.

Communications Between a Computer and a Haptic Interface Device; Computer, Device, and System	61/027,953	2/12/2008

Communications Between a Computer and a Haptic Interface Device; Computer, Device, and System	12/173,014	7/14/2008	7,486,273	2/3/2009

Communications with a Haptic Interface Device from a Host Computer	12/363,720	1/31/2009

These patent applications are owned by Novint or licensed by Novint from Sandia National Laboratories.  They concern a user interface that provides consistent, intuitive control interface to any application. This group of applications describes mechanisms for the concept of a personal space.  This is a valuable and core component of e-Touch, our professional Application Programming Interface, that allows users to customize their own personal space while intuitively allowing interaction with a variety of applications or virtual environments.

Human-computer interface incorporating personal and application domains	09/649,853	8/29/2000	6,724,400	4/20/2004

Human-computer interface incorporating personal and application domains	10/801,756	3/16/2004

These patent applications are owned by Novint by assignment from Force Dimension.  This group of applications concerns implementation of the Falcon haptic interface device. Counterparts in CA, EP, JP, US.

Device for transmitting a movement having a parallel kinematics transmission structure providing three translational degrees of freedom	PCT/EP2004/007588	7/9/2004

Device for transmitting movements and components thereof	PCT/EP2006/001245	2/10/2006

Device for transmitting movements and components thereof	PCT/EP2006/001246	2/10/2006

These patent applications are owned by Novint.  They concern a method for efficiently generating haptics models for use with existing images, without requiring the cost of generating a three-dimensional model.  The claimed method can effectively add a haptics dimension to the large volume of existing visual content.

Coordinating haptics with visual images in a human-computer interface	09/971,379	10/4/2001	7,225,115	5/29/2007

Coordinating haptics with visual images in a human-computer interface	PCT/US02/31536	10/2/2002

Coordinating haptics with visual images in a human-computer interface	11/754,279	5/26/2007

These patent applications are owned by Novint or licensed by Novint from Sandia National Laboratories.  They concern a haptics technology that allows intuitive interaction with boundaries between interface domains.  These patent applications describe a specific type of haptics object that enables transitions between separate domains by breaking through it.

Human computer interfaces	60/202,448	5/6/2000

Human-computer interface	09/638,186	8/14/2000	6,833,826	12/21/2004

Human-computer interface including haptically controlled interactions	09/785,696	2/16/2001	6,954,899	10/11/2005

These patent applications are owned by Novint. They concern a number of haptics techniques particularly applicable to computer games.

Human-computer interfaces incorporating haptics	60/431,060	12/5/2002

Computer Interface Methods and Apparatuses	60/681,007	5/12/2005

Bimodal user interaction with a simulated object	11/433,173	5/13/2006

Bimodal user interaction with a simulated object	PCT/US2006/042557	10/30/2006

This patent application is owned by Novint.  It concerns a number of methods and apparatuses related to communication with a user, with specific application to computer games.  Examples are drawn from a variety of games, each of which has been implemented to utilize three-dimensional positional input devices with force feedback.

Human-Computer Interfaces Incorporating Haptics And Path-Based Interaction	10/729,574	12/4/2003

These patent applications are licensed by Novint from Sandia National Laboratories. They concern a variety of navigation techniques and control objects that utilize haptics, including techniques based on the usage of a two-handed interface, where the user’s second hand can be used to manipulate the user’s viewpoint within the environment while allowing the user’s first hand to control navigation.

Multidimensional Display Controller	08/834,616	4/14/1997	6,208,349	3/27/2001

Multidimensional Navigational Controller	08/834,642	4/14/1997

Navigation and Viewing in a multidimensional space	11/244,584	10/6/2005

Navigation and Viewing in a multidimensional space	11/283,969	11/21/2005

The following are patents licensed to us by Force Dimension, LLC:

Country	Filing Date	Application No.	Registration Date	Patent No.	Maximum Validity
Canada	12-15-86	525321	04-14-1992	1,298,806	04-14-2009
Japan	12-10-86	50331/1986	05-20-1993	1,761,286	12-12-2006
Switzerland	12-16-1985	5348/85-6	10-31-1989	672089-4	12-16-2005
USA	12-10-1986	07/403,987	12-11-1990	4,976,582	12-11-2007
Europe	12-10-1986	86906759,5	07-17-1991	0250470	12-10-2006

Copyrights

We currently own copyrights in application software and application development tools, including the following:

1.	e-Touch, copyright 2000, 2001, 2002, 2003 Novint Technologies, Inc.

2.	Novint sono software

3.	Mandrin Pinball computer game

4.	IncrediBubble computer game

5.	Super Slam Ball computer game

6.	Newton’s Monkey Business ™ computer game

7.	Feelin’ It ™ : Golf computer game

8.	Feelin’ It ™: Table Tennis computer game

9.	Feelin’ It ™ : Top Pin Bowling computer game

10.	Feel the Heat™ computer game

11.	Bogo™ computer game

12.	RC Xtreme Impact™ computer game

13.	Feelin’ It: Blind Games™ computer game

14.	Newton’s Monkey Business™ V1.5 computer game

15.	Duck Launch™ computer game

16.	Top Beat™ computer game

17.	Feelin’It™: Airtable Hockey computer game

18.	Feelin’It ArcadeRoller™ computer game

19.	Roly Poly Rolland’s Pinball Challenge™ computer game

20.	Haptics-Life 2: Episode 1™ computer game mod

21.	Second Life Drivers computer game mod

22.	WoW Drivers computer game mod

Trademarks

We own the following trademarks:

1.	NOVINT, on the Federal Principal Register, serial number 76061389, registration number 2512087. Branding for multiple products and services.

2.	FEELIN IT, on the Federal Principal Register, serial number 77075488, registration number 3382564.

3.	Novint logo, common law trademark. Branding for multiple products and services.

4.
NOVINT FALCON, application for Federal Principal Register, serial number 78561994, registration number 3469325; application for Federal Principal Register serial number 77447596, registration number 3469325; application for Federal Principal Register serial number 77447596.

5.	NEWTON THE MONKEY, application for Federal Principal Register, serial number 77077459.

6.	NEWTON’S MONKEY BUSINESS, application for Federal Principal Register, serial number 77077460.

7.
N VENT, application for Federal Principal Register, serial number 77168654, serial number 3496648; application for Federal Principal Register serial number 77402492, serial number 3496648; application for Federal Principal Register serial number 77402492.

8.	TOUCHCITY, application for Federal Principal Register, serial number 77483553.

9.	FALCON, application for Federal Principal Register, serial number 77447585.

10.	N TOUCH, application for Federal Principal Register, serial number 77457633.

Licenses

We currently hold licenses, exclusive in our fields of use, to application software, including the following:

1.	“Glider” computer game

2.	“Inago Rage” computer game.

3.	Impulse Thruster ™ computer game

4.	Feelin’It ™: Gish computer game

5.	Feelin’ It ™: Crystal Quest computer game

6.	Klectit™ computer game

7.	Feelin’It™:Arctic Stud Poker Run computer game

8.	Tear Down™ computer game

9.	Ascension Reborn computer game

10.	Feelin’It: XLR8™ computer game

11.	Feelin’It:™: Virtual Pool 3 computer game

12.	The Ship computer game

13.	Cell Blast ™ computer game

14.	Not Cho Cheese™ computer game

15.	Talon Special Ops ™ computer game

16.	WWII 76mm ™ computer game

17.	Force Fighter™ computer game

18.	Feelin’ It™: Mahjong computer game

19.	Chomper™ computer game

20.	Tobbit™ computer game

21.	Butter Bean™ computer game

22.	Cave Brain™ computer game

23.	Aquabiox™ computer game

24.	Hook and Sinker Fishing™ computer game

25.	Tunneler™ computer game

26.	Mo the Mole™ computer game

27.	Feelin’ It™: Dominoes computer game

28.	Space Recoil™ computer game

29.	The Feel of Steel™ computer game

30.	Jewel Flipper™ computer game

31.	Snowbear™ computer game

32.	Moorhuhn Games from Phenomedia computer game

We are party to a License and Royalty Agreement with Manhattan Scientifics dated May 16, 2001, one of our shareholders.  We had a prior license agreement with Manhattan Scientifics that provided the initial funding of our development of a web browser and content creation tools to which Manhattan Scientifics had an exclusive license from us for specific internet fields of use.  No royalties ever became due under the original agreement by either party and no marketable technologies were ever developed.  Under our current agreement with Manhattan Scientifics we granted Manhattan Scientifics an exclusive sub license of our haptics technology, within a specified field of use for “Teneo” and other technologies.  Under the agreement, Manhattan Scientifics granted to us a license to use the “Teneo” technology that relates to dental training interfaces and oil and gas visualization applications.  Manhattan Scientifics also assigned back to us the internet fields of use that were the subject of the first (prior) agreement.  No royalties have been paid by either party pursuant to this license to date.  No marketable technologies have yet been developed under this agreement.  The agreement provides that we would pay to Manhattan Scientifics 5% of the net revenues we derive from the use or sale of the “Teneo” technology.  In addition, the agreement provides that Manhattan Scientifics will pay to us 5% of the net revenues they derive from the use of sale of the technology that is the subject of the sub license granted to them.  No such revenues have been derived by either party and accordingly, no royalty payments are due or owing by either party.  The term of the license granted under the current agreement is intended to be perpetual.  In connection with our agreements with Manhattan Scientifics, Manhattan Scientifics has received an aggregate of 4,067,200 shares of our common stock and we have received an aggregate of 1,000,000 shares of Manhattan Scientifics’ common stock.

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

Government Approval and Regulation

The growth and development of the market for Internet commerce may prompt calls for stringent consumer protection laws, such as laws against identity theft that may impose additional burdens on companies like us who conduct business over the Internet.  While none of the current laws governing Internet commerce has imposed significant burdens on us to date, in the future our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet or the application of existing laws to the Internet or Internet-based advertising.  We are not aware of any other specific regulatory rules or regulations that we are subject to, or any government approval of our principal products, due to the specific nature of our business operations.

Research and Development

Research and development costs are expensed as incurred and amounted to $1,096,120 and $1,142,986 for the years ended December 31, 2008 and 2007, respectively.

Employees

As of April 9, 2009, we had a total of 4 employees, all of whom are full-time employees.

ITEM 1A.      RISK FACTORS

The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occurs, our business, financial condition, or results of operations could be harmed.

THE MARKET FOR HAPTICS-ENABLED TECHNOLOGIES AND HAPTICS-ENABLED PRODUCTS IS AT AN EARLY STAGE, AND IF MARKET DEMAND DOES NOT DEVELOP, WE MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.

The market for our haptics-enabling technologies and our licensees’ haptics-enabled products is at an early stage.  If we and/or our licensees are unable to develop demand for haptics-enabling technologies and haptics-enabled products, we may not achieve or sustain revenue growth.  We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions, or the timing of commercial acceptance of these products.

Even if our haptics-enabling technologies and our licensees’ haptics-enabled products are ultimately widely adopted, widespread adoption may take a long time to occur.  The timing and amount of royalties and product sales that we receive will depend on whether the products marketed achieve widespread adoption and, if so, how rapidly that adoption occurs.  We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees and end-users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies.

CURRENTLY OUR REVENUE IS DERIVED FROM A FEW CUSTOMERS, AND WE COULD EXPERIENCE SUBSTANTIAL LOSSES IF A SINGLE CUSTOMER STOPS CONDUCTING BUSINESS WITH US.

Currently, our revenue is derived from a few customers.  Until and unless we secure customer relationships with substantially more customers from our consumer sales of the Falcon and related products, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers for that portion of our revenue.  Dependence on a few customers could make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us.

WE ANTICIPATE OUR EXPENSES WILL INCREASE DRAMATICALLY IN EXECUTING OUR LONGER TERM BUSINESS PLAN.  THUS, WE MAY EXPERIENCE LOSSES IN THE NEAR FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We anticipate our expenses will increase dramatically to continue to leverage our computer touch technology and to exploit opportunities in the consumer console and PC interactive computer gaming industry. If our revenues do not grow significantly or if our operating expenses exceed expectations, we may not achieve or maintain profitability.

OUR HISTORICAL FINANCIAL INFORMATION DOES NOT REFLECT OUR CURRENT PRIMARY BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH.  HISTORICALLY, OUR PRIMARY BUSINESS HAS BEEN CONTRACTING FOR THE DEVELOPMENT OF PROFESSIONAL APPLICATIONS OF OUR TECHNOLOGIES FOR OUR CUSTOMERS, WHILE OUR CURRENT PRIMARY BUSINESS STRATEGY FOR ACHIEVING GROWTH IS DEVELOPMENT OF OUR TECHNOLOGIES FOR COMPUTER GAMING USE.

Historically, we have derived the substantial majority of our revenue from development contracts.  For the 12-month periods ended December 31, 2008 and 2007, 32% and 43%, respectively, of our revenues were from development contracts.  While we anticipate that royalty revenue from licensing our technologies and sales of products that we develop, such as the Falcon, grips, and related games, will constitute the majority of our revenue, such royalty and sales revenue may not increase and may decrease in the future.  Accordingly, we cannot predict our future revenues based on historical financial information.

WE WILL DEPEND ON PRODUCT SALES AND LICENSEES TO GENERATE ROYALTY REVENUE IN THE FUTURE, AND WE MAY NOT BE ABLE TO SELL A SUFFICIENT NUMBER OF PRODUCTS OR ATTRACT ANY OR A SUFFICIENT NUMBER OF LICENSEES.

Our primary business strategy with respect to leveraging our computer touch technology to exploit opportunities in the consumer console and PC interactive computer gaming industry is to license our intellectual property to companies that manufacture and sell haptics-enabled products (both hardware and software) and to manufacture and sell our products directly and through retailers.  For us to be successful, we will have to attract licensees and our licensees must manufacture and distribute haptics-enabled products in a timely fashion and generate consumer demand through marketing and other promotional activities. We currently do not have any licenses, and we may not be able to attract any or a sufficient number of licensees to generate a significant amount of royalty revenue.  If we are not able to attract any or a sufficient number of licensees or our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenue with respect to that business segment will not grow.  Additionally, we will have to attract retailers who will sell our products to consumers at price points that provide us with revenue.  If we are not able to attract a sufficient number of retailers, and if the retailers do not sell to consumers in sufficient quantity or at prices which generate revenues, we may be unable to succeed in the gaming applications we have developed.

WE HAVE ESTABLISHED A DIRECT MANUFACTURING CONTRACT AND DIRECT SOFTWARE DEVELOPMENT CONTRACTS, BOTH OF WHICH ARE AREAS IN WHICH WE HAVE LITTLE EXPERIENCE.

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

Peak demand for products that incorporate our technologies, especially in the gaming market, typically occurs in the fourth calendar quarter as a result of increased demand during the year-end holiday season.  If we or our licensees do not succeed in shipping licensed products in a timely fashion or fail to achieve strong sales in the second half of the calendar year, it may impact our revenues.  We have limited experience in distributing our own product, and we do not control or influence the degree to which our licensees promote our technologies or the prices at which they sell products incorporating our technologies.  As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or generate meaningful revenue for us.

IF RETAILERS DO NOT PURCHASE OUR PRODUCT AND GENERATE SALES TO CONSUMERS IT WILL BE DIFFICULT FOR US TO EXECUTE OUR BUSINESS STRATEGIES AND WE MAY NOT ACHIEVE OUR REVENUE GROWTH.

An important part of our strategy is to create market acceptance for the Falcon product and future products and games we may develop that will generate revenues for us.  These potential sales are important not only to generate revenue but to create consumer awareness of our products and create a desire on the part of third-party game and hardware developers to enter into license arrangements with us that will similarly generate revenues.  Haptics-enabled products, however, are likely to be more expensive to consumers than products that are not Haptic-enabled.  The greater expense of products containing our technologies may be a significant barrier to their widespread adoption and success in consumer markets.  If we cannot generate consumer and potential licensee interests, we will not generate sufficient revenues to support our continued operations or expand our product lines.

IF THE CONTRACT MANUFACTURER WITH WHOM WE HAVE ENTERED INTO AN AGREEMENT FAILS TO DELIVER PRODUCTS ON TIME, OR DELIVERS PRODUCTS THAT ARE FAULTY, WE MAY NOT ACHIEVE OUR REVENUE GROWTH.

We have entered into a manufacturing agreement with VTech Communications, Ltd. to manufacture the Falcon according to our specifications.  We have submitted purchase orders to VTech and anticipate submitting additional orders as demand grows.  While we believe that VTech will fulfill our orders timely and to specification, we cannot assure that there will not be delays.  If we are unable to have our products manufactured and delivered timely and to specifications, we may lose sales and be unable to generate revenues.

IF INDUSTRY LEADERS DO NOT ADOPT OUR TECHNOLOGIES, IT MAY BE DIFFICULT FOR US TO EXECUTE OUR BUSINESS STRATEGIES, AND WE MAY NOT ACHIEVE REVENUE GROWTH.

An important part of our strategy is to penetrate new markets by targeting licensees that are leaders in those markets.  This strategy is designed to encourage other participants in those markets to also adopt our technologies.  If a high-profile industry participant adopts our technologies for one or more of their products but fails to achieve success with those products, other industry participants’ perception of our technologies could be adversely affected.  Likewise, if a market leader adopts and achieves success with a competing technology, our revenue growth could be limited and other potential licensees may not license our technologies.  Finally, if no industry participant adopts our technologies at all, we may not be able to achieve any revenue growth from licensing our technologies.

A SIGNIFICANT PORTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS BASED ON OUR LICENSE FROM SANDIA. FAILURE TO COMPLY WITH THE TERMS OF THE SANDIA LICENSE MAY TERMINATE OR MAKE SUCH LICENSE NONEXCLUSIVE, WHICH MAY RESULT IN A MATERIAL NEGATIVE IMPACT ON OUR BUSINESS AND REVENUES.

A significant portion of our intellectual property rights is based on our license from Sandia National Laboratories (“Sandia”).  The Sandia license is a 12-year exclusive license for human-computer haptics interfaces.  Sandia has the right to reduce our rights granted pursuant to the Sandia license (e.g., make rights non-exclusive) if we breach the provisions of the Sandia license or fail to meet the $30,000 per year minimum royalties set forth in the Sandia license.  A reduction of such rights could have a negative impact on our revenues and results of operations.

IF WE FAIL TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR IF LICENSORS WHO LICENSE INTELLECTUAL PROPERTY RIGHTS TO US FAIL TO PROTECT AND ENFORCE SUCH LICENSORS’ INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO LICENSE OUR TECHNOLOGIES AND TO GENERATE REVENUES COULD BE IMPAIRED.

Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies.  In addition, a portion of our intellectual properties is licensed from Sandia, one of our stockholders.  If we or Sandia are not successful in protecting and enforcing our respective intellectual property rights, our ability to obtain future licenses and royalty revenue could be impaired.  In addition, if a court limits the scope of, declares unenforceable or invalidates any of our or Sandia’s intellectual properties, current licensees may refuse to make royalty payments or may themselves choose to challenge one or more of our intellectual property rights.  Also it is possible that:

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

We and Sandia also rely on licenses, confidentiality agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights.  It is possible that:

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

•
current federal laws that prohibit software copying provide only limited protection from software pirates, and effective trademark, copyright, and trade secret protection may be unavailable or limited in some foreign countries; and

•	policing unauthorized use of our products and trademarks may be difficult, expensive, and time-consuming, particularly overseas.

OUR TECHNOLOGIES MUST WORK WITH MICROSOFT’S OR ANOTHER COMPANY’S OPERATING SYSTEM SOFTWARE.  THUS, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT OR SUCH OTHER COMPANY MODIFIES ITS OPERATING SYSTEM SOFTWARE.

Our hardware and software technology must be compatible with operating system software, including Microsoft’s or other similar company’s entertainment applications programming interface.  Any modifications, additions, or deletions by Microsoft or another company’s operating system could require us to modify our technologies and could cause delays in the release of products by our licensees.  If Microsoft or another company modifies its software products in ways that limit the use of our other licensees’ products, our costs could be increased and our revenues could decline.

WE INTEND TO UTILIZE THIRD-PARTY MANUFACTURERS TO PRODUCE AND DISTRIBUTE HAPTICS INTERFACE HARDWARE DEVICES.  ANY DELAYS IN DELIVERY OF THE HAPTICS INTERFACE HARDWARE DEVICES, QUALITY PROBLEMS, OR COST INCREASES WITH RESPECT TO SUCH MANUFACTURERS COULD CAUSE US TO LOSE CUSTOMERS AND COULD ADVERSELY AFFECT OUR REVENUE FROM OUR GAMING BUSINESS.

We intend to utilize third-party manufacturers to produce and distribute haptics interface hardware devices such as the Novint Falcon.  We will have limited control over delivery schedules, quality assurance, manufacturing capacity, yields, costs, and misappropriation of our intellectual property.  Any delays in delivery of the haptics interface hardware devices, quality problems, or cost increases could cause us to lose customers and could adversely affect our revenue from our gaming business.

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

We attempt to avoid infringing known proprietary rights of third parties.  We have not, however, conducted and do not conduct comprehensive patent searches to determine whether aspects of our technology infringe patents held by third parties.  Third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies.  Any of these third parties might make a claim of infringement against us with respect to our products and technologies.  Any intellectual property litigation, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts.  In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits.  If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees.  We and/or our licensees could be enjoined from the continued use of the technology at issue without a royalty or license agreement.  Royalty or license agreements, if required, might not be available on acceptable terms, or at all.  If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

WE PROJECT RAPID GROWTH AND CHANGE IN OUR BUSINESS, AND OUR FAILURE TO MANAGE THIS COULD HARM OUR BUSINESS AND NEGATIVELY AFFECT OUR STRATEGY OF STARTING AND GROWING OUR GAMING BUSINESS.

Any future periods of rapid growth may place significant strains on our managerial, financial, engineering, and other resources.  The rate of any future expansion, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating, and meeting our operational needs as well as the needs of our licensees.

PRODUCT LIABILITY CLAIMS, INCLUDING CLAIMS RELATING TO ALLEGED REPETITIVE STRESS INJURIES, COULD BE TIME-CONSUMING AND COSTLY TO DEFEND, AND COULD EXPOSE US TO LOSS.

Claims that consumer products have flaws or other defects that lead to personal or other injury are common in the computer peripherals industry.  In particular, manufacturers of peripheral products, such as computer mice, have in the past been subject to claims alleging that use of their products has caused or contributed to various types of repetitive stress injuries, including carpal tunnel syndrome.  We have not experienced any product liability claims to date.  Although we seek to limit our exposure to product liability claims by using certain provisions in licensing agreements, existing or future laws or unfavorable judicial decisions could limit or invalidate such provisions.  If products sold by us or by our licensees cause personal injury, financial loss, or other injury to our or our licensees’ customers, the customers, or our licensees, may seek damages or other recovery from us.  These claims would be time-consuming and expensive to defend, distracting to management and could result in substantial damages. In addition, the assertion of these claims, even if unsuccessful, could damage our reputation or that of our licensees or their products.  This damage could limit the market for our licensees’ haptics-enabled products and harm our results of operations.

WE ANTICIPATE RAISING ADDITIONAL CAPITAL IN THE FUTURE.  FAILURE TO RAISE SUFFICIENT CAPITAL WILL LIMIT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.  ADDITIONALLY, THE CURRENT FINANCIAL CLIMATE IS ONE IN WHICH IT IS DIFFICULT TO RAISE CAPITAL.

We anticipate raising additional funds through public or private financing, strategic relationships, or other arrangements in the future to carry out our business strategy.   We cannot be certain that any financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to expand or maintain our business.   Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants.  Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT SHAREHOLDINGS, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS.

Our current directors and officers, as a group, beneficially own approximately 16.8% of our outstanding common stock.  Acting together, these persons would be able to significantly influence matters that our stockholders vote upon, including the election of directors and mergers or other business combinations.  Provisions in our Delaware certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management.  These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

A SUBSTANTIAL PORTION OF OUR BUSINESS STRATEGY IS TO DEVELOP HAPTICS-ENABLED DEVICES FOR USE IN THE COMPUTER GAMING INDUSTRY AND TO DEVELOP OUR OWN INTERACTIVE COMPUTER GAMING PRODUCTS THAT INCORPORATE OUR TECHNOLOGIES. SUCH INDUSTRY IS HIGHLY VOLATILE AND COMPETITIVE.

The interactive computer gaming industry has historically been a volatile and highly dynamic industry affected by changing technology, limited hardware platform life cycles, hit products, competition, component supplies, seasonality, consumer spending, and other economic trends.  Such industry is also intensely competitive.  Interactive computer gaming products typically have life spans of only 3 to 12 months.  In addition, the market is crowded with a large number of titles competing for limited shelf space at retail.  Our future success will depend in large part on companies that will develop games requiring the use of our technologies to develop and introduce new competitive products on a timely basis and to get those products distributed widely at retail.  To compete successfully, new products must adapt to new hardware platforms and emerging industry standards, provide additional functionality and be successfully distributed in numerous changing worldwide markets.  If we or companies that will develop games requiring the use of our technologies were unable, due to resource constraints or technological or other reasons, to successfully develop and distribute such products in a timely manner, this inability would have a material adverse effect on our operating results and our financial condition.

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

OUR OFFICERS, DIRECTORS, AND EMPLOYEES HAVE NO EXPERIENCE IN THE INTERACTIVE COMPUTER GAMING INDUSTRY AND MAY NOT BE ABLE TO OPERATE THIS BUSINESS EFFECTIVELY.  FAILURE TO OPERATE OUR COMPUTER GAMING BUSINESS EFFECTIVELY WILL SIGNIFICANTLY AFFECT OUR REVENUE GROWTH AND RESULTS OF OPERATIONS.

Offering and developing interactive computer games is a substantial departure from our current business of offering product development services and limited sales of haptics devices.  Our officers, directors, and employees have no experience in developing, producing, pricing, marketing, selling, or distributing interactive computer games and will rely on their ability to employ persons that have such experience to carry out their business strategy with respect to developing interactive computer games.  Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable by more experience.

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

ITEM 2.     PROPERTIES

We lease office space in Albuquerque, New Mexico at 4601 Paradise Boulevard, NW, Suite B, Albuquerque, New Mexico 87114.  The facility, which is approximately 4,323 square feet in size, is our primary operating offices and headquarters.  The lease has a five-year term at a base monthly rent of $7,187.  On March 1, 2009, we signed an agreement to terminate this lease.  We issued 400,000 shares of stock, paid $30,000, forfeited the security deposit of $7,187, and transferred title to assets totaling $30,000 to terminate the lease, and have access to 1,500 square feet of storage space and an office for at least six months.

We also lease a 2,000 square foot office facility in San Diego, California.  The initial twelve-month term is at a monthly base rent of $4,040.00 and the second twelve-month term of the lease is at a monthly base rent of $4,181.40.  The lease term began on August 1, 2007 and it expires on July 31, 2009.

ITEM 3.     LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NVNT.”  The following table sets forth, for the periods indicated, the reported high and low bid information for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2008	$0.75	$0.23
September 30, 2008	$0.98	$0.68
June 30, 2008	$1.59	$0.75
March 31, 2008	$1.02	$0.76

December 31, 2007	$1.02	$0.71
September 30, 2007	$1.19	$0.71
June 30, 2007	$1.40	$0.87
March 31, 2007	$1.50	$0.95

As of April 9, 2009, the closing sales price for shares of our common stock was $0.12 per share on the OTCBB.

Holders

As of April 9, 2009, we have approximately 195 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.  Our transfer agent is Interwest Transfer Company, Inc. located at P.O. Box 17136, Salt Lake City, Utah 84117, and their telephone number is (801) 272-9294.

Dividends

We have not paid any cash dividends, and we currently intend to retain any future earnings to fund the development and growth of our business.  Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements, and such other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,627,020	$ 0.79	4,847,980
Equity compensation plans not approved by security holders	11,488,503	$ 0.49	400,000
Total	14,115,523		5,247,980

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we sold the following equity securities of the Company that were not registered under the Securities Act of 1933, as amended, and that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K:

On November 5, 2008, we issued 4,069 shares of common stock to Ralph Anderson in payment for consulting services rendered to the Company in connection with the audit of its financial statements.  We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning Novint and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholder was permitted access to our management for the purpose of acquiring investment information.  We deem the shareholder sophisticated for the purposes of Section 4(2) of the Securities Act.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Novint Technologies, Inc. for the fiscal years ending December 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We were initially incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999.  On February 26, 2002, we changed our state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation.  We have no subsidiaries and operate our business under Novint Technologies, Inc.  We are a haptics technology company (haptics refers to your sense of touch). We develop, market, and sell applications and technologies that allow people to use their sense of touch to interact with computers.

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

Novint focuses many of its efforts to exploit opportunities in the consumer console and PC interactive games market, and is also looking to expand its efforts in other areas of computer touch in funded projects.  Using our haptics technology, games and applications will have the crucial missing “third sense”, touch, to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software.  Our haptic technology and related hardware for consumers is the primary focus of our operations, but we will continue to develop our professional applications.  We will devote much of our resources to further developing the video game market and seeking new business relationships with video game developers and publishers and hardware manufacturers.  We began selling our haptic product, the Novint Falcon, in June 2007 through our website at www.novint.com.  We currently are selling one haptic hardware product which is a haptic game controller device called the Novint Falcon marketed in a bundled package which includes several games.  We launched an on-line game store in late 2007, where consumers can purchase and download a variety of game titles.  In 2008, we launched a pistol grip attachment for the Falcon.  Although our sales of the Novint Falcon and games since product launch have been limited, we anticipate sales of the Novint Falcon, the pistol grip, and games to increase resulting from the release of new software and games in 2009.  One of the most significant drivers of revenue for Novint will be games and content.  This is true not only in the revenue we get from the games themselves, but largely because this is a criterion we see many of our customers desiring in order to justify the Falcon hardware purchase.  For example, if the Novint Falcon has many games available to play on it, a customer can purchase a single piece of hardware and then over time purchase multiple games that give a unique gaming experience, making the initial hardware purchase valuable over a larger amount of time and across a larger number of games.  In 2008, we entered into licensing agreements with Valve Software and Electronic Arts among others, and therefore several new AAA level games will soon be supported by the Falcon.

Critical Accounting Policies and Estimates

High-quality financial statements require rigorous application of accounting policies.  Our policies are discussed in our financial statements for the year ended December 31, 2008 and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis.  As part of such review, we assess how changes in our business processes and products may affect how we account for transactions.  We have not changed our critical accounting policies or practices during 2008.  New accounting policies and practices were implemented in 2007 and in 2008 as necessary based on the launch of our haptics product sales in June 2007.

REVENUE AND COST RECOGNITION – We recognize revenue from the sale of software products under the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2 generally requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative vendor specific objective evidence of fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training.  Under SOP 97-2, if the determination of vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence does exist or until all elements of the arrangement are delivered.

SOP 97-2 was amended in December 1998 by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions.  SOP 98-9 clarified what constitutes vendor specific objective evidence of fair value and introduced the concept of the “residual method” for allocating revenue to elements in a multiple element arrangement.

Our revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract.  We account for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts.  Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.

Revenue from product sales relates to the sale of the Falcon haptics interface, which is a human-computer user interface (the “Falcon”) and related accessories.  The Falcon allows the user to experience the sense of touch when using a computer, while holding its interchangeable handle.  The Falcons are manufactured by an unrelated party.  Revenue from the product sales is recognized when the products are shipped to the customer and we have earned the right to receive and retain reasonable assured payments for the products sold and delivered.  Consequently, if all these revenue from product sales requirements are not met, such sales will be recorded as deferred revenue until such time as all revenue recognition requirements are met.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales.

Arrangements made with certain customers, including slotting fees and co-operative advertising, are accounted for in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).  These incentives are recognized as a reduction in revenue or as a selling, general, and administrative expense, respectively, when payment is made to a customer (or at the time we have incurred the obligation, if earlier) unless we receive a benefit over a period of time and we meet certain other criteria, such as retailer performance, recoverability, and enforceability, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement.

EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, requires reimbursements received for out-of-pocket expenses incurred while providing services to be characterized in the statements of operations as revenue.  Our out-of-pocket expenses incurred in connection with their project revenues are recognized in revenues based on a computed overhead rate that is included in their project labor costs to derive a project price.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes its product sales on a gross basis.  We are responsible for fulfillment, including the acceptability of the product ordered.  We have risks and rewards of ownership such as the risk of loss for collection, delivery, or returns.  Title passes to the customer upon receipt of the product by the customer.  In accordance with our agreement with our customer, further obligation is limited to the terms defined in its warranty.

Our customers are provided a one (1) year limited warranty on the Falcon.  This warranty guarantees that the products shall be free from defects in material and workmanship.  Additionally, we offer our customers of the Falcon a 30 day money back guarantee.  We continually evaluate our reserve accounts for both the limited warranty and 30 day money back guarantee based on its historical activities.

IMPAIRMENT – In accordance with Statement of Financial Accounting (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

SOFTWARE DEVELOPMENT COSTS – We account for our software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is 5 years.  We have capitalized software development costs in connection with our haptic software beginning in 2000.  Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology.

We follow Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software.

STOCK BASED COMPENSATION – We account for stock based compensation in accordance with SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, related to a Employee Stock Purchase Plan based on the estimated fair values.  We have used stock option awards in the past and continue to use them as a means of rewarding our employees and directors for their continued commitment and efforts in helping us execute our overall business plans.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, including related amendments and interpretations.  The related expense is recognized over the period the services are provided.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  At December 31, 2008, we did not have any derivative instruments or hedging activities.  Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411.  Management does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.   Management does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Results of Operations

YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007.

REVENUES.  During the year ended December 31, 2008, we had revenues of $435,475 as compared to revenues of $415,047 during the year ended December 31, 2007, an increase of approximately 5%.  During the year ended December 31, 2008, our revenues were derived from the development of professional applications for customers totaling $138,225, and the sale of our haptics technology products totaling $297,250.  Our haptics game controller device was launched in June 2007, and our on-line game store was launched in November 2007.  Our sales of our haptics technology products increased 26% from 2007, while our revenues from the development of professional applications decreased 23% as we redirected our resources to the sales of our haptics technology products.  We will continue to provide development of professional applications and in 2009 we expect to grow this part of our business similarly to how we have in the past.  Much of our focus will remain on the video game business, but we expect to place more emphasis on professional applications in our Advanced Products Group, than we had from 2006 to 2008.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS).  Cost of goods sold, which consists of the cost of the haptics technology products sold, materials purchased for resale to customers, the direct labor incurred for delivering on projects, warehousing and freight costs, and inventory write-downs were $811,572 for the year ended December 31, 2008, compared to $484,244 for the year ended December 31, 2007.  Our overall gross loss percentage was approximately (86)% for the year ended December 31, 2008, compared to a gross loss percentage of (17)% for the year ended December 31, 2007.  For the year ended December 31, 2008, our gross profit from our development of professional applications approximated 35%; an increase of 8% from 2007, as we entered into more contracts that were based on cost plus terms.  Our gross loss experienced from the sale of our haptics technology product in 2008 was (143)%, an increase of 93% from 2007.  Our gross loss experienced from the sales of our haptics technology product continues to be impacted by efforts to drive market penetration—freight costs to meet the demands of product distribution, costs to place product into major retail chains, third-party warehousing costs, and lower pricing for retailers and distributors.  Our warehousing costs increased $94,836 from 2007, as the inventory levels increased, and we expanded to a second warehouse.  Additionally, in 2008, we had an inventory write-down of approximately $213,000, which resulted from our review of the net realizable value of our inventory.  We are currently investigating warehousing alternatives, and reviewing our distribution channels to reduce these costs.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development totaled $1,096,120 for the year ended December 31, 2008 compared to $1,142,986 for the year ended December 31, 2007, a decrease of $46,866 or 4%.  Our research and development for 2008 decreased only slightly as we continued the development of software applications of our haptics technology, as well as specialized grips for use with the product.  We anticipate our research and development expenses to decrease as we adjust the rate of development of new software associated with the haptics technology product to match the release schedule of our games.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses totaled $5,749,393 for the year ended December 31, 2008, compared to $5,266,094 for the year ended December 31, 2007, an increase of $483,299 or 9%.  The increase in general and administrative expenses compared to the prior year was primarily related to the growth in the business to support the sales and marketing of the haptics technology, offset by reduction in business and professional fees.  Business and professional fees decreased approximately $1,293,000, royalty expense increased approximately $323,000, and payroll and other overhead expenses increase approximately $1,453,400 as new employees, insurance, office space, and other expenses were added to support the business.  In 2009, we are reorganizing our infrastructure to significantly reduce our costs, while still continuing to market the product.

DEPRECIATION AND AMORTIZATION EXPENSE.  Depreciation and amortization expense totaled $545,029 for the year ended December 31, 2008 compared to $315,999 for the year ended December 31, 2007, an increase of $229,030 or 72%.  This has increased as we have increased our investment in fixed assets, intangibles, and capitalized software and hardware.

SALES AND MARKETING EXPENSE.  Sales and marketing expense totaled $484,195 for the year ended December 31, 2008 compared to $1,391,792 for the year ended December 31, 2007, a decrease of $907,597 or 65%.  In 2007, we had programs focused on the launch of the Falcon, which occurred in June 2007, and in 2008 expenses continued for website development, trade show expenses and an “Evangelist Program” to encourage early adopters to tell others about the product.  We will be reviewing our marketing efforts, as we plan to launch several new games in 2009.

LOSS FROM OPERATIONS.  We had a loss from operations of $8,250,834 for the year ended December 31, 2008, compared to a loss from operations of $8,186,068 for the year ended December 31, 2007.  Our net losses have increased as a result of the increase in our operating expenses as described above.

NET LOSS.  We had a net loss of $9,646,510, or $0.30 per share, for the year ended December 31, 2008, compared to $8,096,497, or $0.27 per share, for the year ended December 31, 2007.  There was an increase in the net loss of $1,550,013, which is a result of an increase in the loss from operations of approximately $65,000, a decrease in interest income of approximately $221,000, a net increase in interest expense and debt discount related to convertible debt of approximately $1,267,000, offset by an increase in other income of approximately $3,000.

Liquidity and Capital Resources

As of December 31, 2008, we had a total cash balance of $55,315.  Our cash flow from operating activities for the year ended December 31, 2008 resulted in a deficit of $7,230,159 compared with a deficit of $6,857,213 in the same period of the prior year.  This increase in the deficit from operating activities of approximately $373,000 was a result of increasing inventory levels and investments in prepaid royalties, offset by an increase in payables and accrued expenses and an overall increase in non-cash reconciling items.  Our cash flow from investing activities for the year ended December 31, 2008 resulted in a deficit of $792,893 compared with a deficit of $764,306 in the same period of the prior year; representing a continued investment in games through both licensing and internal development. Our cash flow from financing activities for the year ended December 31, 2008 resulted in a surplus of $5,374,000 primarily from the issuance of convertible notes payable and other notes payable compared to a surplus of $10,070,418 in the same period of the prior year from the net proceeds from the issuance of common stock.  Overall, our cash decreased by $2,649,052 during the year ended December 31, 2008.

The annual financial statements for years ended December 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred recurring losses and at December 31, 2008, had an accumulated deficit of $30,391,914. For the year ended December 31, 2008, we sustained a net loss of $9,646,510.  These factors, among others, indicate we may be unable to continue as a going concern for a reasonable period of time.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  Our continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  We believe there are several factors in continuing as a going concern and meeting our cash needs over the next twelve months.  The first is that we have dramatically reduced our expenses both in our direct operational expenses and in staff and payrolls.  While we do believe these expense reductions are a significant step towards our goal of continuing as a going concern, we also believe we still have the resources to continue to sell our hardware and software products.  Another factor in is that we have put more emphasis on bringing in funded haptics development projects.  These projects were historically good projects for our company, in that they brought in revenue and expanded our intellectual property portfolio.  We believe we can grow our business in professional applications within our Advanced Products Group, as haptics has uses in a wide variety of fields, and we have a great deal of unique expertise in haptics.  We are also going to be releasing new AAA games.  These games could drive new Falcon, and we have a reasonable amount of inventory compared to our current monthly expense rate.  A final factor in continuing as a going concern, is that we may need to raise additional funding through debt or equity financing during the next twelve months if our Falcon sales do not ramp up quickly enough, if we are unable to get enough funded development contracts, or if we need to bring in that type of financing to grow the business more quickly per our business plan.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, or purchase obligations.

Off-Balance Sheet Obligations

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the years ended December 31, 2008 and 2007 begin on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our independent auditors, A.J. Robbins, P.C.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, as of December 31, 2008, our CEO and CFO believes that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a)           Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on that assessment under those criteria, management has determined that, at December 31, 2008, internal controls over financial reporting was effective:

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(b)             Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Tom Anderson	34	Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board and Director	2000
Walter Aviles	49	Chief Technical Officer	2000
Marvin Maslow	71	Director	2000
V. Gerald Grafe	45	Director	2006

The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified.  Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.  There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan, or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current Board of Directors.  There are also no arrangements, agreements, or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Biographical Information

Tom Anderson — CEO, President, Acting CFO, and Chairman of the Board.  Tom Anderson, our CEO, President, CFO, and Chairman of the Board, is one of the earliest pioneers in 3D touch software.  He has led Novint since its inception and has been responsible for overseeing all aspects of its business development.  He began his work on computer touch more than ten years ago at Sandia National Laboratories using the first PHANTOM (the first haptics device of its kind) ever sold.  Mr. Anderson was the inventor and principal investigator during the five-year computer touch project at Sandia responsible for developing the technology and applying it to important problems.  Mr. Anderson then worked to obtain an exclusive license to the Sandia Technology for Novint Technologies.  From 1998 to 2000, Mr. Anderson was a member of the technical staff at Sandia National Laboratories.  His responsibilities included software programming and haptic project development. Sandia National Laboratories is a DOE National Research Laboratory.  From 2000 to the present, Mr. Anderson has served as the CEO of Novint Technologies, Inc., with responsibilities including all aspects of running the company including overseeing product and project development, business development, legal, accounting, hiring, management of employees, and company operations.  Mr. Anderson has a BS in Electrical Engineering, Magna Cum Laude, from the University of New Mexico, and an MS in Electrical Engineering from the University of Washington, where he studied both computer interface technology and business management.

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

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated ; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and greater than 10% stockholders filed the required reports during the fiscal year ended December 31, 2008 in a timely manner.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) on March 31, 2006, which Code of Ethics applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Ethics was filed with the SEC on April 17, 2006 as Exhibit 14.1 to our annual report on Form 10-KSB.

Recommendation of Nominees to the Board

There were no changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Audit Committee; Audit Committee Financial Expert

We do not currently have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  We are not a “listed company” under SEC rules and are not currently required to have an audit committee.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2008, 2007, and 2006 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Tom Anderson,	2008	$142,308	$297,424	$—	$67,456	(1)	$—	$23,077	$—	$530,265
Chairman,	2007	$150,000	$—	$—	$67,456	(1)	$—	$—	$—	$217,456
CEO, and CFO	2006	$150,000	$—	$—	$67,456	(1)	$—	$—	$—	$217,456

Walter Aviles,	2008	$147,085	$84,978	$—	$118,906	(1)	$—	$23,077	$—	$374,046
CTO	2007	$155,000	$—	$—	$118,906	(1)	$—	$—	$—	$273,906
	2006	$155,000	$—	$—	$118,906	(1)	$—	$—	$—	$273,906

(1) This amount is for the value of options granted to this named executive officer in February 2009 as a bonus for services rendered during the fiscal year ended December 31, 2008.

Outstanding Equity Awards as of December 31, 2008

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Tom Anderson (1)	3,000,000	¯	¯	$0.05	6/14/12	¯	¯	¯	¯

Tom Anderson (2)	400,000	100,000	¯	$0.66	6/10/14	¯	¯	¯	¯

Walter Aviles (1)	81,515	¯	¯	$0.01	11/01/10	¯	¯	¯	¯

Walter Aviles (1)	705	¯	¯	$0.01	11/01/10	¯	¯	¯	¯

Walter Aviles (1)	1,100,000	¯	¯	$0.05	6/14/12	¯	¯	¯	¯

Walter Aviles (3)	800,000	200,000	¯	$0.66	2/18/14	¯	¯	¯	¯

(1)  This option was fully vested as of December 31, 2007.
(2)  100,000 options vest each year on June 10, starting on June 10, 2005.
(3)  200,000 options vest each year on February 18, starting on February 18, 2005.

Employment Agreements

We have an employment agreement with our CEO, Tom Anderson.  Under such agreement, he is entitled to an annual base salary of $200,000 per year, is subject to confidentiality provisions, and is entitled to a severance of one year’s base salary if he is terminated by the Company without cause.  This agreement does not provide provisions covering a change in control of the Company.  This agreement became effective in March 2004.

We also have an employment agreement with our CTO, Walter Aviles.  Under such agreement, he was originally granted options to purchase 400,000 shares of our common stock, but options to purchase 200,000 shares of our common stock were subsequently cancelled.  He is currently entitled to an annual base salary of $200,000 per year, is subject to confidentiality provisions, and is entitled to a severance of two months’ base salary if he is terminated by the Company without cause.  This agreement does not provide provisions covering a change in control of the Company.  This agreement became effective on November 11, 2000.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)			Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)			Total ($)

Tom Anderson (1)	$	―	$	―		$	―	$	―	$	―	$	―		$	―

Marvin Maslow	$	―	$	―		$	―	$	―	$	―		$117,489	(2)		$117,489

V. Gerald Grafe	$	―		$15,000	(3)	$	―	$	―	$	―		$175,009	(4)		$190,009

________________________

(1)  This individual’s compensation as a director is reflected in the table above titled “Summary Compensation Table.”

(2)  This represents compensation earned for fundraising and investor relations services provided to the Company and the value of options granted in February 2009 for non-Board services rendered during the fiscal year ended December 31, 2008.

(3)  We granted 17,647 shares to Mr. Grafe on June 2, 2008.  The value of the stock award was calculated based on the aggregate grant date fair value computed in accordance with FAS 123R.

(4)  Mr. Grafe is a shareholder and practicing attorney at the law firm Hisey Grafe, P.C., which represents the Company on intellectual property and other related matters. This amount represents the value of options granted in February 2009 for non-Board services vendered during the fiscal year ended December 31, 2008.

We have a director agreement with V. Gerald Grafe providing that Mr. Grafe will be compensated for each year of service, at his election, in either (i) shares of our common stock having an aggregate fair market value of $15,000 or (ii) options to purchase our common stock having an aggregate fair market value of $15,000 with an exercise price equal to the fair market value at the time of the option grant.  Mr. Grafe will also receive shares or options in the manner described above having an aggregate fair market value of $1,000 for each meeting of the Board of Directors he attends.

There are no other director agreements between the Company and any other board member.  The remaining directors do not generally receive cash compensation for their services as directors but are reimbursed for expenses incurred in attending Board meetings.  There is no expressed cap for such expenses, and we will reimburse all such reasonable expenses incurred by our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 9, 2009 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 4601 Paradise
Boulevard, NW, Albuquerque, New Mexico 87114.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Executive Officers and/or Directors:
Tom Anderson	6,740,118	(3)	10.4%
Walter Aviles	2,182,220	(4)	3.4%
V. Gerald Grafe	293,662	(5)	*
Marvin Maslow	1,700,000	(6)	2.6%

5% Beneficial Owners:
AIGH Investment Partners, LLC	3,700,000	(7)	5.7%

All Executive Officers and Directors as a Group (4 persons)	10,916,000		16.8%

*	Less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of April 9, 2009, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages are based on 32,259,131 shares of common stock issued and outstanding on April 9, 2009.

(3)
Includes 3,315,118 shares of our common stock and an option to purchase 3,000,000 shares of our common stock at an exercise price of $0.05 per share and an option to purchase 400,000 shares of our common stock at an exercise price of $0.66 per share. Under this last option, 100,000 additional shares vest on June 10, 2009. Also includes a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share.

(4)
Includes options to purchase 82,220 shares of our common stock at an exercise price of $0.01 per share; 1,100,000 shares of our common stock at an exercise price of $0.05 per share; and 1,000,000 shares of our common stock at an exercise price of $0.66 per share.

(5)
Includes 247,453 shares of our common stock, a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.50, and a warrant to purchase 12,500 shares of our common stock at an exercise price of $2.00 per share.  Also includes options to purchase 8,709 shares of our common stock at an exercise price of $0.89 per share.  Under this option, 91,291 additional shares vest as legal services for the registration of patents is completed.

(6)
Includes an option to purchase 200,000 shares at an exercise price of $0.66 per share. Under this option up to the amount of 50,000 shares will vest annually on June 10 of each year until 2009. Also includes an option to purchase 1,500,000 shares at an exercise price of $0.90 per share.

(7)
Includes 1,800,000 shares of our common stock, a warrant to purchase 1,800,000 shares of our common stock at an exercise price of $1.50 per share, and a warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share. The address for AIGH Investment Partners, LLC (“AIGH”) is 6006 Berkeley Avenue, Baltimore, Maryland 21209. Orin Hirschman is the managing member of AIGH and exercises sole voting and investment control over such shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following describes all transactions since the beginning of our last fiscal year, and all proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

Hisey Grafe, P.C. (“Hisey”) was retained as general counsel for the Company.  Mr. Grafe, a member of our Board of Directors and a stockholder of the Company, is a partner at Hisey. Hisey earned fees of $146,079.28 and $132,520 in 2008 and 2007, respectively, for legal services rendered to the Company, of which we paid Hisey $123,588.44 and $106,729 in 2008 and 2007, respectively.

In March 2004, Normandie New Mexico Corporation (“Normandie), which is owned by Mr. Maslow, who is a member of our Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support.  Fees per the agreement are $6,250 per month.  For the years ended December 31, 2008 and 2007, we paid $56,250 and $140,625, respectively, for these services.  As of December 31, 2008, we owed $25,000 to Normandie under the agreement.

Director Independence

We currently have one director, Mr. Grafe, who is an independent director as that term is defined under NASDAQ Rule 4200(a)(15).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other services rendered.

	December 31,	December 31,
	2008	2007
(i) Audit Fees	$184,651	$131,194
(ii) Audit Related Fees	―	―
(iii) Tax Fees	15,000	5,000
(iv) All Other Fees	―	―
Total fees	$199,651	$136,194

Audit Fees.  Consists of the aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in the Company’s Form 10-Q and Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements in those fiscal years.

Audit-Related Fees.  Consists of the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.  Consists of the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees.  Consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported above.

Pre-Approval Policies and Procedures of the Audit Committee

We do not currently have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements; Schedules

Our financial statements for the years ended December 31, 2008 and 2007 begin on page F-1 of this annual report on Form 10-K.  We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table below lists those documents that we are required to file with this annual report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (13)

3.2	Amended and Restated Bylaws, as currently in effect (9)

3.3	Articles of Merger (1)

3.4	Certificate of Merger (1)

4.1	Form of Common Stock Purchase Warrant, March 2007 (10)

4.2	Form of Note (16)

4.3	Form of Warrant (16)

4.4	Form of Note (17)

4.5	Form of Warrant (17)

4.6	Form of Note (18)

4.7	Form of Convertible Note (18)

4.8	Form of Warrant (18)

10.1	License Agreement between Novint Technologies, Inc. and Sandia Corporation, dated April 11, 2000 (1)

10.2	Employment Agreement between Novint Technologies, Inc. and Thomas G. Anderson, dated March 2004 (1)

10.3	Employment Agreement between Novint Technologies, Inc. and Walter A. Aviles, dated November 2000 (1)

10.4	Amended and Restated 2004 Stock Incentive Plan (7)

10.5	Shareholders Agreement between Manhattan Scientifics, Inc., Novint Technologies, Inc., and Thomas G. Anderson, dated May 16, 2001 (2)

10.6	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc., dated June 24, 2000 (3)

10.7	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc., dated May 16, 2001 (3)

10.8	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc., June 24, 2000 (3)

10.9	Intellectual Property License Agreement between Novint Technologies, Inc. and Force Dimension, LLC, dated January 5, 2004 (4)

10.10	Amendment to Intellectual Property License Agreement between Novint Technologies, Inc. and Force Dimension, dated May 5, 2005 (5)

10.11	Amendment to Intellectual Property License Agreement between Novint Technologies, Inc. and Force Dimension LLC, dated March 9, 2006 (6)

10.12	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc., dated September 20, 2006 (7)

10.13	Manufacturing Agreement between Novint Technologies, Inc. and VTech Communications Ltd., dated December 19, 2006 (8)

10.14	Form of Unit Subscription Agreement, March 2007 (10)

10.15	Form of Investor Rights Agreement, March 2007 (10)

10.16	Amendment No. 1 to Unit Subscription Agreement, dated March 2, 2007 (11)

10.17	Amendment No. 2 to Unit Subscription Agreement, dated March 30, 2007 (11)

10.18	Amendment No. 1 to Investor Rights Agreement, dated March 30, 2007 (11)

10.19	Purchase Order with The Falk Group, LLC, dated January 16, 2007 (12)

10.20	Intellectual Property Acquisition Agreement between Novint Technologies, Inc. and Tournabout, Inc., dated July 17, 2007 (14)

10.21	Lease Agreement, between Floit Properties, Inc. and Novint Technologies, Inc., dated June 21, 2007 (15)

10.22	Form of Subscription Agreement (16)

10.23	Form of Subscription Agreement (17)

10.24	Form of Subscription Agreement (18)

10.25	Form of Intercreditor Agreement (18)

10.26	Form of Subscription Agreement *

10.27	Form of Secured Note *

10.28	Form of Convertible Note *

10.29	Form of Warrant*

10.30	Form of Intercreditor Agreement *

14.1	Code of Ethics (7)

23.1	Consent of Independent Registered Public Accounting Firm for Registration Statement (No. 333-144104) on Form S-8 *

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer *

* Filed herewith.

(1)	Filed on May 17, 2004 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on October 15, 2004 as an exhibit to Amendment No. 2 to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(3)	Filed on January 11, 2005 as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(4)	Filed on February 11, 2005 as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(5)	Filed on August 9, 2005 as an exhibit to Amendment No. 7 to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(6)	Filed on April 17, 2006 as an exhibit to our Annual Report on Form 10-KSB, and incorporated herein by reference.

(7)	Filed on September 22, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on December 20, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on March 1, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on March 9, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(11)	Filed on May 15, 2007 as an exhibit to our Periodic Report on Form 10-QSB, and incorporated herein by reference.

(12)	Filed on May 24, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(13)	Filed on June 21, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(14)	Filed on July 23, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(15)	Filed on July 27, 2007 as an exhibit to Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2, and incorporated herein by reference.

(16)	Filed on April 15, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(17)	Filed on May 12, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(18)	Filed on December 9, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Novint Technologies, Inc.
Albuquerque, New Mexico

We have audited the accompanying balance sheets of Novint Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novint Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has an accumulated deficit at December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
/s/ AJ. ROBBINS, P.C.
Denver, Colorado
April 11, 2009

Novint Technologies, Inc.
BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,315	$2,704,367
Accounts receivable, net	57,170	80,724
Prepaid expenses and other current assets	674,608	257,787
Inventory	1,333,632	474,461
Deposit on purchase of inventory	14,722	469,644
Deposits	12,181	-

Total current assets	2,147,628	3,986,983

PROPERTY AND EQUIPMENT, NET	463,080	443,576
DEFERRED FINANCING COSTS	362,247	-
PREPAID EXPENSES - NET OF CURRENT PORTION	1,020,534	125,706
SOFTWARE DEVELOPMENT COSTS, NET	585,682	644,308
INTANGIBLE ASSETS, NET	680,367	405,299
DEPOSITS, NET OF CURRENT PORTION	16,042	43,063

Total assets	$5,275,580	$5,648,935

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$684,277	$225,052
Accrued payroll related liabilities	939,298	195,549
Accrued expenses	323,548	238,060
Accrued expenses - related parties	86,577	28,189
Deferred revenue	29,662	44,966
Notes payable, net of unamortized debt discount of $69,952	230,040	-

Total current liabilities	2,293,402	731,816

LONG TERM LIABILITIES:
Convertible notes payable, net of unamortized debt discount of $4,132,488	1,029,718	-

Total liabilities	3,323,120	731,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, authorized 150,000,000 shares, $0.01 par value; 32,259,131 and 31,898,955 shares issued and outstanding, respectively	322,592	318,990
Additional paid-in capital	32,026,387	25,348,138
Accumulated deficit	(30,391,914)	(20,745,404)
Accumulated other comprehensive loss	(4,605)	(4,605)

Total stockholders' equity	1,952,460	4,917,119

Total liabilities and stockholders' equity	$5,275,580	$5,648,935

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2008	December 31, 2007

Revenue:
Project	$138,225	$178,458
Product	297,250	236,589
Total revenue	435,475	415,047

Cost of goods sold:
Project	90,308	130,166
Product	721,264	354,078
Total cost of goods sold	811,572	484,244

Gross profit (loss)	(376,097)	(69,197)

Operating expenses
Research and development	1,096,120	1,142,986
General and administrative	5,749,393	5,266,094
Depreciation and amortization	545,029	315,999
Sales and marketing	484,195	1,391,792
Total operating expenses	7,874,737	8,116,871

Loss from operations	(8,250,834)	(8,186,068)

Other (income) expense
Interest income	(15,827)	(236,732)
Interest expense	305,513	146,896
Debt discount related to notes and convertible debts	1,108,197	-
Other (income) expense	(2,207)	265

Net other (income) expense	1,395,676	(89,571)

Net loss	$(9,646,510)	$(8,096,497)

Loss per share, basic and diluted:
Net loss	$(0.30)	$(0.27)

Weighted-average common shares outstanding, basic and diluted	32,012,399	29,579,175

Novint Technologies, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balances, December 31, 2006	19,894,091	$198,942	$12,624,562	$(12,648,907)	$(4,605)	$169,992

Common stock sold for cash, net of offering costs of $439,364	10,330,000	103,300	9,787,336			9,890,636
Common stock issued related to exercise of options/warrants	444,811	4,448	132,236			136,684
Common stock issued to consultants for services	381,018	3,810	430,091			433,901
Common stock issued for repayment of notes payable	232,627	2,326	355,755			358,081
Common stock issued for settlement of accrued liabilities	507,701	5,077	595,327			600,404
Options vested for employees services			433,607			433,607
Options vested to consultants for services			980,310			980,310
Common stock issued for purchase of licenses	9,260	93	9,908			10,001
Common stock issued pursuant to previous investment agreements	99,447	994	(994)			-
Net loss				(8,096,497)		(8,096,497)

Balances, December 31, 2007	31,898,955	$318,990	$25,348,138	$(20,745,404)	$(4,605)	$4,917,119

Common stock issued for services	59,630	596	56,754	-	-	57,350
Common stock issued related to conversion of convertible debts	72,900	729	72,170	-	-	72,899
Common stock issued for settlement of accrued liabilities	90,096	901	88,849	-	-	89,750
Common stock issued related to exercise of options	135,000	1,350	66,150	-	-	67,500
Common stock issued related to cashless options	2,550	26	(26)	-	-	-
Options vested for employees services	-	-	528,585	-	-	528,585
Options and warrants vested to consultants for services	-	-	442,510	-	-	442,510
Warrants issued for financing costs	-	-	112,620	-	-	112,620
Warrants issued with note payable	-	-	75,540	-	-	75,540
Debt discount and beneficial conversion feature related to convertible notes	-	-	5,235,097	-	-	5,235,097
Net loss	-	-		(9,646,510)	-	(9,646,510)

Balances, December 31, 2008	32,259,131	$322,592	$32,026,387	$(30,391,914)	$(4,605)	$1,952,460

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2008	December 31, 2007

Cash flows from operating activities:
Net loss	$(9,646,510)	$(8,096,497)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation and amortization	545,029	315,999
Equipment given to terminated employees	11,916
Amortization of capitalized finance cost and debt discount	1,212,031	265
Common stock issued for services	57,350	384,656
Options issued to employees and consultant for services	971,095	1,413,917
Amortization of bond discount	-	(19,100)
Changes in operating assets and liabilities:
Accounts receivable	23,554	(80,724)
Prepaid expenses	(416,821)	(163,720)
Inventory	(859,171)	(474,461)
Deposit on purchase of inventory	454,922	(186,573)
Prepaid expenses, net of current	(894,828)	(125,706)
Deposits	14,839	(43,063)
Accounts payable and accrued liabilities	1,243,601	227,639
Accrued expenses related party	68,138	(49,311)
Deferred revenues	(15,304)	44,966
Billings in excess of costs and estimated earnings on contracts, net	-	(5,500)
Net cash (used in) operating activities	(7,230,159)	(6,857,213)

Cash flows from (to) investing activities:
Purchasing of licensing rights	(556,418)	(131,711)
Capital outlay for software development costs and other intangible assets	(101,231)	(443,840)
Capital outlay for investment in debt security held-to-maturity	-	(1,980,900)
Proceeds from maturity of debt security	-	2,000,000
Proceeds from disposal of fixed assets	-	12,025
Property and equipment purchases	(135,244)	(219,880)
Net cash (used in) investing activities	(792,893)	(764,306)

Cash flows from (to) financing activities:
Proceeds from exercise of options	67,500	136,684
Proceeds from issuance of common stock	-	10,330,000
Cash paid for offering costs	(228,597)	(396,266)
Proceeds from notes payable	300,000	-
Proceeds from convertible notes payable	5,235,097	-
Net cash provided by financing activities	5,374,000	10,070,418

Net increase (decrease) in cash and cash equivalents	(2,649,052)	2,448,899
Cash and cash equivalents at beginning of period	2,704,367	255,468

Cash and cash equivalents at end of period	$55,315	$2,704,367

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$850
Non-cash investing and financing activities:
Debt discount and deferred financing cost related to convertible notes
payable recorded against paid-in capital	$5,235,097	$-
Payment of offering costs with 143,450 warrants	$112,620	$-
Deferred financing cost recognize and netted against paid-in capital	$-	$54,354
Purchase of software and other intangible assets with 279,002 shares of common stock	$-	$337,386
Conversion of convertible debts with common stock	$72,899	$-
Payment of notes payable and accrued interest with 232,627 shares of common stock	$-	$358,081
Payment of accrued liabilities with 90,096 and 296,700 shares, respectively, of common stock	$89,750	$333,519
Payment of services with 332,100 shares of common stock	$-	$384,656
Issuance of 72,899 shares of common stock for the conversion of convertible notes payable	$72,899	$-
Debt discount related to notes payable recorded against paid-in capital.	$75,540	$-

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 —NATURE OF BUSINESS

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2008, had an accumulated deficit of $30,391,914. For the year ended December 31, 2008, the Company sustained a net loss of $9,646,510. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

The Company believes there are several factors in continuing as a going concern. The Company has dramatically reduced operating expenses and staff in the first quarter of 2009 and will continue do so in areas deemed non-essential during 2009, while maintaining the resources to continue to sell our hardware and software products. Additionally, in the immediate timeframe, the Company has put more emphasis on haptics development projects. These projects have historically generated revenues and expanded the intellectual property portfolio. Lastly, the Company will be releasing new AAA games in the first half of 2009, which should generate additional product sales. Lastly, the Company will seek to raise additional funding through debt or equity financing during the next twelve months.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of the Company’s common stock and the fair value of options and warrants to purchase common stock, allowances for doubtful accounts, inventory valuation, return and warranty reserves, accounting for income taxes and uncertainty in income taxes and depreciation and amortization.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Equity and Debt Securities

The Company classifies marketable equity securities as available-for-sale. Available-for-sale investments are recorded at fair value determined based on quoted market prices with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive loss in the accompanying statements of operations. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Fair market values are based on quoted market prices. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. The Company may at times invest in debt securities, primarily U.S. Treasury Bonds, which may be held to maturity. Held to maturity debt securities investments are recorded at fair value based on quoted market prices with unrealized gains or losses included in earnings in the accompanying statements of operations. As of December 31, 2008 and 2007, the Company held no investments in debt securities.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Accounts Receivable/Concentration of Credit Risk

The Company utilizes the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. As of December 31, 2008 and 2007, the Company recorded an allowance for doubtful accounts totaling $1,000 and $41,500, respectively, and bad debt expense of $(6,519) and $41,500 for the years ended December 31, 2008 and 2007. Also, as of December 31, 2008 and 2007, the Company recorded an allowance for returns totaling $5,500 and $2,500, respectively.  The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectibility by performing credit evaluations of customers. Trade receivables are not collateralized. The Company generally grants credit terms to most customers ranging from 20 to 30 days.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash, cash equivalents held at commercial banks and institutions primarily in the United States, and trade receivables from the Company’s customers. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts. At December 31, 2008 and 2007, the Company’s cash exceeded its financial institution fully insured depository amount by approximately $-0- and $2,105,000, respectively.

For the years ended December 31, 2008 and 2007, the Company’s revenues were substantially attributable to a few customers. Following is a summary of the Company’s customers with sales over 10%, and the percentage of these sales to total sales for the years ended:

	December 31, 2008%		December 31, 2007%
Project Revenue
Lockheed Martin Perry	$—	—	$35,836	9
The Falk Group	59,400	14	139,612	33
Simquest LLC	78,825	18	10,312	2

Product Revenue
CompUSA	—	—	51,528	12
D&H Distributing	53,258	12	3,628	1
Reachin Technologies AB	61,591	14	10,312	2
Tiger Direct, Inc	60,044	14	14,555	4

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

Inventory is comprised of finished goods held for sale and related freight cost related to the Falcon haptics interface product and related accessories and is stated at the lower of cost, determined on an average cost basis, or market. Based on the Company’s assumptions about future demand, market conditions and obsolescence, inventories are written-down to market value. If the Company’s assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  For the year ended December 31, 2008, the Company wrote-down and expensed approximately $218,000 of inventory based upon its’ analysis of lower of cost or market.  This amount was charged to costs of sales during the year ended December 31, 2008.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Deposits on Purchase of Inventory

Deposits on inventory totaling $14,722 and $469,644 at December 31, 2008 and 2007, respectively, relate to prepayments to the Company’s manufacturer of the Falcon. The deposit balance is reduced when products ordered are shipped to the Company.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, deferred costs, accrued liabilities, accounts payable and notes payable are carried at historical cost, which approximates their fair value because of the short-term maturities or repayment terms of these instruments. Marketable equity and debt securities are carried at fair value.

Sales and Marketing Costs

Sales and marketing costs such as advertising, marketing campaigns and related travel cost are expensed as incurred. The Company incurred sales and marketing costs of $484,195 and $1,391,792 in 2008 and 2007, respectively.

Software Development Costs

The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of December 31, 2008 and 2007, the Company’s capitalized software development costs totaled $585,682 (net of $349,793 of accumulated amortization) and $644,308 (net of $189,936 of accumulated amortization), respectively.  The estimated annual amortization expense related to the capitalized software development cost is approximately $155,000 per year.  Amortization expense related to software development costs for the years ended December 31, 2008 and 2007 totaled $159,857 and $102,480, respectively.

The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through December 31, 2008, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all related costs to research and development expense in the periods incurred.

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $103,822 and $51,973 for the years ended December 31, 2008 and 2007, respectively.

Intangible Assets

Intangible assets consist of licensing agreements of $1,245,543 and patents of $40,706, and are carried at cost less accumulated amortization of $605,882 at December 31, 2008 and licensing agreement of $689,125 and patents of $40,706 and are carried at cost less accumulated amortization of $324,532 at December 31, 2007.  Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 20 years. For the years ended December 31, 2008 and 2007, the Company recognized amortization expense of approximately $281,350 and $161,546, respectively, related to intangible assets.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Annual amortization of intangible assets remaining at December 31, 2008, is as follows:

Year Ended December 31,
2009	$371,105
2010	264,836
2011	13,784
2012	2,660
2013 and thereafter	27,982
Total	$680,367

The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires intangible assets to be tested for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which has been superseded by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs a periodic review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over the remaining lives against the respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. After an impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis. No impairment loss was recorded in 2008 or 2007.

Impairment of Long-Lived Assets and long-Lived Assets to be Disposed of

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment loss was recorded in 2008 or 2007.

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

The Company’s revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.  As of December 31, 2008 the Company did not have any costs and estimated earnings in excess of billings on contracts or any billings in excess of costs and estimated earnings on contracts.

For project revenue that is not under fixed price programming contracts, we recognized the revenues as the services are completed.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

As of December 31, 2008 and 2007, the Company had recorded $29,662 and $44,966, respectively, of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold, which for the years ended December 31, 2008 and 2007 approximated $44,620 and $46,377, respectively.

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

The Company’s customers are provided a one (1) year limited warranty on the Falcon. This warranty guarantees that the products shall be free from defects in material and workmanship. Additionally, the Company offers its customers of the Falcon a 30 day money back guarantee. The Company continually evaluates its reserve accounts for both the limited warranty and 30 day money back guarantee based on its historical activities. As of December 31, 2008 and 2007, the Company has accrued $17,000 and $3,028, respectively, as warranty reserve.

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

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2005 through 2007 for U.S. Federal Income Tax and for the tax years ending December 31, 2005 through 2007 for the State of New Mexico Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

The Company does not have any unrecognized tax benefits for the years ended December 31, 2008 and 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes for the years ended December 31, 2008 and 2007.

Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of December 31, 2008 and 2007, the Company had a total of 10,783,473 and 25,921,983 in potentially dilutive securities, respectively.

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

The Company recognized $528,585 and $433,607 in employee share-based compensation expense for the years ended December 31, 2008 and 2007, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model.   In calculating the fair value of options for stock based compensation for the year ended December 31, 2008, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 4.00% to 5.25%, volatility of the options ranged from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranged from $0.66 to $1.20 per share.  In calculating the fair value of options for stock based compensation for the year ended December 31, 2007, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 5.00% to 5.15%, volatility of the options ranged from 131% to 196%, estimated lives of 5 years and exercise prices ranged from $0.89 to $1.01 per share.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, including related amendments and interpretations. The related expense is recognized over the period the services are provided. For the years ended December 31, 2008 and 2007, stock options and warrants issued to consultants and other non-employees as compensation for services that vested during those years totaled $442,510 and $980,310, respectively.

Registration Rights

From time to time, the Company will sell shares of its common stock which may include a provision for registration rights. The Company recognizes and measures the registration rights arrangement under a contingency basis as prescribed by SFAS No. 5, Accounting for Contingencies and FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements.

Research and Development

Research and development costs are expensed as incurred and amounted to $1,096,120 and $1,142,986 for the years ended December 31, 2008 and 2007, respectively.

Reclassifications

Certain prior year amounts were reclassified to conform to the December 31, 2008 presentation.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  At December 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3 — MARKETABLE EQUITY SECURITIES

At December 31, 2008, the Company held 8,284 shares of Manhattan Scientifics, Inc. (“Manhattan”) common stock.

As of December 31, 2008, the marketable equity securities had an original cost of $5,102, gross unrealized losses of $4,605 and a fair value of $497. There have been no substantial changes in the fair value of such securities during 2008. The Company’s marketable equity securities are carried at fair value and are included in prepaid and other current assets in the accompanying financial statements.

There were no sales of marketable equity securities during the years ended December 31, 2008 or 2007.

NOTE 4 — PREPAID EXPENSES

As of December 31, 2008 and 2007, prepaid expenses totaling $1,695,142 and $383,493, respectively, principally consist of prepayments towards marketing costs, insurance premiums, rents and royalties which $1,020,534 and $125,706, respectively, is considered the long-term portion. Prepayments on royalties comprise a significant portion of the prepaid expenses at December 31, 2008 and 2007 totaling $ 1,584,037 and $301,413, respectively, of which $1,020,534 and $125,706, respectively is considered long-term portion due to the length of the related license and royalty agreements and the expected realization.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Equipment	$169,287	$177,330
Leasehold improvements	15,659	10,425
Office equipment	80,846	14,987
Software	65,595	50,595
Tooling	283,361	252,530
Vehicles	21,483	21,483
	636,231	527,350
Less accumulated amortization	(173,151)	(83,774)
	$463,080	$443,576

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Licensing agreements	$1,245,543	$689,125
Patent	40,706	40,706
Less accumulated amortization	(605,882)	(324,532)
	$680,367	$405,299

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In March 2008, the Company closed on a $2,025,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and the subscribers’ signatory thereto (the "Subscription Agreement"). From April 2008 through June 2008, the Company closed an additional $3,210,097 for an aggregate Subscription Agreement amount of $5,235,097.  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  Certain existing shareholders of the Company are entitled to purchase notes and warrants under the terms of the Subscription Agreement and the Company was required to create a second offering of these notes and warrants. The Company has recorded $459,073 as deferred financing costs associated with the closing that occurred on June 9, 2008. This amount represents $197,049 for legal expenses associated with the private placement, of which $117,855 remains accrued for at December 31, 2008, $149,403 paid to an investment banking company and $112,621 for the value of warrants to purchase 143,403 shares of the Company’s common stock at $1.00 per share for 5 years owed to the same investment banking company. These amounts are being amortized to interest expense over the term of the notes.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27 and 00-19. The estimated fair value of the detachable warrants of $4,462,663 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 124% to 125%, risk free interest rate of 3.77%; dividend yield of 0% and 3 year term. The face amount of the convertible debenture of $5,235,097 was proportionately allocated to the debenture and the warrants in the amount of $2,849,425 and $2,385,672, respectively. The convertible debentures’ proportionate allocated value of $2,849,425 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining value of $2,849,425 was allocated to the beneficial conversion feature. The beneficial conversion feature of $2,849,425 was allocated to the stock due upon conversion of $2,058,623 and the warrants due upon conversion of $790,802.  In accordance with EITF 00-27, the beneficial conversion feature attributed to the warrants due upon conversion of $790,802 is recorded as a debt discount and will not be amortized until the notes are converted at which time the entire discount will be expensed.  The combined total value of the initial warrant and beneficial conversion feature attributed to the stock of $4,444,295 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.  For the year ended December 31, 2008, the Company’s debt discount amortization expense totaled $1,108,197, which includes $72,899 expensed upon the conversion of $72,900 of this debt.  The remaining unamortized debt discount at December 31, 2008 totaled $4,132,488.

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

NOTE 8 – NOTES PAYABLE

In December 2008, the Company issued two promissory notes totaling $300,000 secured by all of the Company’s intellectual property, annual interest rate of eight percent (8%), principal and interest due at maturity, and maturity date of December 4, 2009.  If the notes are not paid back by the maturity date, then Novint will have the right but not the obligation to refinance the notes with new notes equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of eight percent (8%). The new notes are convertible into common stock at a rate of $0.50/share.  Additionally, the Company issued each note holder a detachable warrant for 150,000 shares of the Company’s common stock for a total of 300,000 shares.  The Company has accounted for the warrants to purchase 300,000 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory notes payable with an estimated fair value of $100,962 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 119%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $300,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $224,460 and $75,540, respectively.  The allocable estimated fair value of the warrants totaling $75,540 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the year ended December 31, 2008, the Company’s debt discount amortization expense totaled $5,588.  The remaining unamortized debt discount at December 31, 2008 totaled $69,952.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 — INCOME TAXES

A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2008	2007
Income tax benefit at statutory rate	$(3,276,000)	$(1,655,000)
State income taxes	(463,000)	(389,000)
Increase in valuation allowance	3,739,000	2,044,000
Income tax expense	$—	$—

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	2008	2007
Net operating loss carryforwards	$9,550,000	$6,446,000
Accrual-to-cash adjustment	(123,000)	100,000
Software development costs	211,000	172,000
Options granted for services	1,650,000	1,228,000
Other	486,000	84,000
Valuation allowance	(11,774,000)	(8,030,000)
	$—	$—

As a result of the significant net losses incurred since inception and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.

At December 31, 2008, the Company has available unused state and federal operating loss carryforwards of approximately $23.1 million for federal taxes and $21.2 million for state taxes that may provide future tax benefits, expiring between 2008 and 2011 for state taxes and 2021 through 2027 for federal taxes, as follows:

	Federal	State
NOL carryforward expiration:
2009	$—	$726,000
2010	—	3,069,000
2011	—	2,430,000
2012	—	6,952,000
2013	—	8,000,000
Thereafter	23,095,000	—
	$23,095,000	$21,177,000

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10 — GENERAL AND ADMINISTRATIVE EXPENSE BREAKOUT

The breakout by major category (categories greater than 5% of the 2008 and 2007 total general and administrative expense balance) is listed below for the respective years ended December 31:

	2008	2007
Consultant and employee compensation	$3,679,437	$3,697,817
Professional fees	885,170	895,415
Insurance	314,977	174,705
Royalties	429,772	107,087
Remaining (accounts not greater than 5%)	440,037	391,070
	$5,749,393	$5,266,094

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

Licensing Agreements

The Company has a licensing agreement with Sandia National Laboratories (“Sandia”), which initially developed Flight, the precursor to e-TouchTM (the “technology”) and employed the Company’s founder. The licensing agreement provides the Company the right to utilize the technology exclusively for a period of 12 years (expiring in 2011) and non-exclusively in perpetuity and places certain restrictions on its use as well as requires the Company to pay a 1.5 percent royalty fee to Sandia in connection with any income earned based upon the technology. Additionally, under the original agreement, the Company is obligated to pay to Sandia on a semi-annual basis annual minimum earned royalties of $6,000 in 2001, $14,000 in 2002, $24,000 in 2003 and $30,000 from 2004 through 2011. The agreement was amended on June 29, 2005, modifying the royalty payment terms such that the Company will pay royalties of $40,000 for 2001 and 2002, $24,000 in 2003, 30,000 shares of the Company’s common Stock in 2004, and $30,000 for 2005. Novint had paid all cash amounts due and issued the agreed shares of common stock for its obligations up through December 31, 2007.   As of December 31, 2008, the Company has accrued the $30,000 minimum royalty payment required for 2008 since cash payment was not made during the year.

The Sandia agreement also allows for sublicensure of the technology to others, which was provided to Manhattan, one of the Company’s shareholders, under an agreement dated June 24, 2000. This agreement was superseded by the Final License and Royalty Agreement dated May 16, 2001, through which Manhattan acquired all of the shares of Teneo. Manhattan then entered into an agreement with the Company concerning Teneo’s intellectual property. The agreement between the Company and Manhattan, also dated May 16, 2001, grants an exclusive right to all of the intellectual property previously held by Teneo and grants Manhattan an exclusive right to all Novint intellectual property within a particular Field of Use.

Under this agreement, Novint is entitled to a 5% royalty on net revenues derived from such sublicense. Any previous agreements granting the Company’s intellectual property to Manhattan were superseded.

From the date of the agreement through December 31, 2008, the Company had not earned or received royalties associated with this agreement.

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

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

The Agreement requires Novint to pay up to $15 million to Force Dimension, including the amounts above, on a per unit of Licensed Product basis for license fees, royalties and a percentage of product sales after the product becomes technologically feasible.  There is an annual guaranteed minimum payment due of $50,000.  This amount was paid for 2008 and 2007 and the Company has accrued for the 2009 amount as it is due in advance. In addition, Novint is entitled to 5% license fees/royalties for any licensed products sold related to the sublicense granted to Force Dimension by Novint. Novint has not recorded any fees related to such arrangement. This Agreement shall terminate upon Novint’s payment in total of $15,000,000 to Force Dimension and payment in full of any other obligations arising pursuant to the terms and conditions of this Agreement.

The Company also has other licensing agreements with various parties providing gaming software. These licensing agreements have royalty provisions which require royalty fees ranging from 5% to 50% of either gross revenue or net revenue and one licensing agreement has a royalty provision of $0.50 per end user. Royalty fees paid or accrued for the years ended December 31, 2008 and 2007 related to these licensing agreements approximated $1,767,397 and $102,525, respectively, of which $1,584,037 and $301,413 remains as prepaid expenses as of December 31, 2008 and 2007, respectively. Based upon reaching certain milestones, the Company may be required to pay additional amounts.

Employment Agreements

The Company has a perpetual employment agreement with the Company’s Chief Executive Officer. Under the agreement, he is entitled to an annual base salary of $200,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance of one year base salary if he is terminated by the Company without cause.  As of December 31, 2008, there is $20,604 of salary that has been deferred, and not yet paid.

The Company also has a perpetual employment agreement with the Chief Technology Officer. Under such agreement, he was originally granted options to purchase 400,000 shares of the Company’s common stock, but options to purchase 200,000 shares were cancelled.  He is entitled to an annual base salary of $200,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance of two months base salary if he is terminated by the Company without cause. As of December 31, 2008, there is $20,604 of salary that has been deferred, and not yet paid.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

If the Company sells shares of its common stock in a sale or sales cumulating at least $3,000,000 net proceeds to the Company before May 1, 2007, and the average per share price of such sale or sales (the “Average Price”) is less than $1.00, then the Company shall issue additional options on substantially the same terms, such that the total number of options, including previous options plus newly issued options, times the Average Price equals $1,213,930.  During years ended December 31, 2008 and 2007, there were no options related to this provision granted, earned and vested.

The options shall initially be unvested. The Company and Consultant anticipate that vesting of options will continue in connection with employment. If such employment is not entered into for any or no reason, then any options unvested at the termination of this Agreement shall be forfeited to the Company.

Option Group A. Options equal to 5/7th’s of Consultant’s total number of options shall vest monthly over five years, with the first such installment vesting June 1, 2006. If at any time the number of options vested shall be determined, the number vested according to the preceding monthly installment schedule shall be rounded to the nearest whole number of options.  As of December 31, 2007, 288,715 of these options have vested and the Company has recorded $171,414 as consultant expense.  During the year ended December 31, 2008, an additional 202,007 of these options vested and the Company recorded $153,111 as consulting expense.  As of December 31, 2008, a total of 490,722 options have vested.

Option Group B. Options equal to 1/7th of Consultant’s total number of options shall vest on the close of a sale of equity in the Company to a Consultant Source totaling not less than $1,000,000 net proceeds to the Company, or on the vesting of Option Group C, whichever first occurs. A “Consultant Source” is a party that Consultant first introduces to the Company (i.e., the Company had no relationship with the party prior to Consultant’s introduction), and who purchases equity in the Company in a transaction in which Consultant actively participates in communications and negotiations, and who purchases equity in the Company prior to the termination of this Agreement. If on May 1, 2009, this condition has not been met, and this Agreement has not been terminated, then Option Group B shall vest on May 1, 2009.  During the year ended December 31, 2007, the Consultant earned and was granted all of the eligible options totaling 173,419 shares related to a Unit Subscription Agreement as discussed in Note 12.

Option Group C. Options equal to 1/7th of Consultant’s total number of options shall vest on the date that the Company’s cumulative product sales total either (a) 100,000 units of Falcon interface units (not including end effectors or other accessories sold apart from a base unit) or (b) $20,000,000 in revenue to the Company. If on May 1, 2009, this condition has not been met, and this Agreement has not been terminated, then Option Group C shall vest on May 1, 2009.  As of December 31, 2008 and 2007, there were no options related to Option Group C earned and vested.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Bonus compensation — The Company will pay to Consultant an amount equal to 4% of the net proceeds to the Company of any sale of equity to a Consultant Source closing before the termination of this Agreement.  During the years ended December 31, 2008 and 2007, there was no bonus compensation earned.

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

On May 24, 2007, the Company granted this Consultant an option to purchase Units consisting of 147,059 shares of common stock and warrants to purchase 147,059 shares of common stock at an exercise price of $1.50 per share.  The option for each Unit has an exercise price of $1.02 per Unit which shall vest 49,020 on July 1, 2007; 49,020 on October 1, 2007; and 49,019 on January 1, 2008, which the Consultant has up to thirty (30) days to exercise such option from each portion vested or otherwise forfeit such option.  The option related to these Units has been accounted for under EITF 96-18 whereby the vested portion will be valued at the end of each reporting period.  For the year ended December 31, 2007, the Company recorded $117,117 as an expense associated with the vested portion of the options.  Since the option is comprised of a share of common stock and warrant, each component has been separately valued using the Black-Scholes option pricing model.  The assumptions used for valuing the common stock component under Black-Scholes are as follow: exercise price of $1.02; stock price of $0.80 to $0.99; term of 1 month; volatility of 131% to 157%; and discount rate of 5%.  The assumptions used for valuing the warrant component under Black-Scholes are as follow: exercise price of $1.50; stock price of $0.80 to $0.99; term of 3 years; volatility of 141% to 157%; and discount rate of 5%.  For the year ended December 31, 2007, the Consultant only exercised the July 1, 2007 option for 49,020 shares and the remaining unexercised options have expired.

In February 2009, the Company terminated its relationship with AF Double Eagle, and is currently negotiating settlement of this agreement.

Operating Lease Agreements

The Company currently has two operating leases relating to office and warehouse space—the headquarters office in New Mexico and the logistics office in California.  The operating leases range from one year to five years with monthly rental payments ranging from approximately $1,500 to $8,300.  The following is a schedule by years of the future minimum rental payments required under these operating leases that have non-cancelable lease terms:

Year Ended December 31,
2009	$129,883
2010	99,213
2011	99,213
2012	99,213
2013	8,268
Total	$435,790

In February 2009, the lease for the New Mexico location was terminated; refer to Note 14 – Subsequent Events.

NOTE 12 — STOCKHOLDERS’ EQUITY

On June 19, 2007, the Company’s stockholders approved an increase in the authorized shares of common stock from 50,000,000 shares to 150,000,000 shares and cancellation of the 4,000 authorized shares of Series A Preferred Stock.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Common Stock and Warrants Sold with Conditional Exercise Price Adjustment

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

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Option activity during the years ended December 31, 2008 and 2007 is summarized in the following table:

	Shares Under Option	Price per Share	Weighted-AverageExercise Price
Options outstanding at 12/31/06	11,417,099	$0.01-$1.20	$0.47
Granted	859,118	$0.89-$1.02	$0.90
Exercised	(98,040)	$1.02	$1.02
Canceled	(157,059)	$1.01-$1.02	$1.02
Options outstanding at 12/31/07	12,021,118	$0.01-$1.20	$0.53
Granted	579,500	$0.50-$1.20	$0.68
Exercised	(56,519)	$0.66-$1.02	$0.97
Canceled	(269,500)	$0.66-$1.20	$0.94
Options outstanding at 12/31/08	12,274,599	$0.01-$1.20	$0.51

Exercisable at 12/31/07	10,709,078	$0.01-$1.20	$0.46
Exercisable at 12/31/08	9,996966	$0.01-$1.20	$0.42

The following summarizes certain information regarding outstanding options December 31, 2008:

	Outstanding			Exercisable
Exercise Price	Number	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number	Weighted Average Exercise Price
$ 0.01	284,911	$0.01	1.63	284,911	$0.01
$ 0.05	4,600,000	$0.05	3.45	4,600,000	$0.05
$ 0.50	361,364	$0.50	9.82	361,364	$0.50
$ 0.66	2,994,394	$0.66	5.45	2,508,394	$0.66
$ 0.89	154,000	$0.89	9.01	45,459	$0.89
$ 0.90	1,500,000	$0.90	7.95	1,250,000	$0.90
$ 0.95	120,000	$0.95	8.80	68,000	$0.95
$ 1.00	1,465,930	$1.00	7.32	446,838	$1.00
$ 1.01	725,000	$1.01	8.19	393,000	$1.01
$ 1.03	25,000	$1.03	9.39	-	$1.03
$ 1.05	5,000	$1.05	9.38	-	$1.05
$ 1.06	4,000	$1.06	9.35	4,000	$1.06
$ 1.18	5,000	$1.18	9.31	5,000	$1.18
$ 1.20	30,000	$1.20	7.67	30,000	$1.20
Total	12,274,599	$0.51	5.53	9,996,966	$0.42

Warrants

A summary of the status of the total number of warrants as of December 31, 2008 and 2007, respectively, and changes during the periods then ended is presented in the tables below:

	December 31, 2008		December 31, 2007
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at beginning of year	14,975,245	$1.52	5,276,225	$1.40
Granted	7,033,501	0.98	10,444,020	1.52
Note Conversion	36,450	1.50
Exercised	(135,000)	0.50	(415,000)	—
Forfeited	(112,500)	0.80	(330,000)	1.00
Outstanding at end of year	21,797,696	1.35	14,975,245	1.52
Exercisable at end of year	21,797,696	1.35	14,975,245	1.52
Weighted average fair value of warrants granted	$1.35		$1.52

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

A summary of outstanding warrants as of December 31, 2008, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of warrants currently exercisable and the weighted-average exercise price of warrants currently exercisable is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/2008	Weighted- Average Exercise Price
$0.26 to $0.50	300,000	4.64	$0.50	300,000	$0.50
$0.51 to $1.00	8,394,501	5.04	0.98	8,394,501	0.98
$1.01 to $2.00	13,103,195	5.65	1.60	13,103,195	1.60
$0.26 to $2.00	21,797,696			21,797,696

NOTE 13 — RELATED PARTIES

On February 18, 2004, the Company granted to a significant shareholder, for future services, 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting.   At December 31, 2008, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 2.24%, volatility of 118%, estimated life of 10 years and a fair market value of $0.50 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $12,164 and $25,995, respectively, was recorded as consultant expense during the years ended December 31, 2008 and 2007.

In March 2004, Normandie New Mexico Corporation, which is owned by the former Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the years ended December 31, 2008 and 2007, the Company had paid $56,250 and $140,625, respectively, and recorded expenses totaling $75,000 and $75,000, respectively, for these services.  As of December 31, 2008 and 2007, the Company owed $25,000 and $6,250, respectively, to Normandie New Mexico under the agreement.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the member of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. At December 31, 2008, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 2.24%, volatility of 118%, estimated life of 10 years and a fair market value of $0.50 per share. The vesting schedule is prorated over the reporting period, and approximately $36,470 and $35,204, respectively, was recorded as consulting expense during the years ended December 31, 2008 and 2007.

On March 9, 2006 the Company granted 250,000 options to purchase common stock to an employee, who is the brother of the Company’s Chief Executive Officer, at an exercise price of $1.00 per share. The options have a ten year term, and a vesting schedule of 50,000 shares per year beginning March 9, 2007. At March 9, 2006, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.86%, volatility of 36%, estimated life of 10 years and a fair market value of $1.00 per share.   The vesting schedule is prorated over the reporting period, and approximately $28,539 and $28,539, respectively, was recorded as consulting expense during the years ended December 31, 2008 and 2007.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In November 2006, the Company granted 1,500,000 options to purchase common stock to one of the members of the Company’s Board of Directors for future consulting services at an exercise price of $0.90 per share. The options have a 2-year annual vesting provision which 750,000 these options vested immediately. At December 31, 2006, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 146%, estimated life of 10 years and a fair market value of $1.05 per share. At December 31, 2008, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 2.24%, volatility of 118%, estimated life of 10 years and a fair market value of $0.50 per share. The vesting schedule is prorated over the reporting period, and approximately $115,758 and $461,594, respectively, was recorded as consultant expense during the years ended December 31, 2008 and 2007.

On July 23, 2007, the Company entered into a perpetual employment agreement with an individual whom is related  with the Chief Executive Officer through family marriage.  Under the agreement is entitled to an annual base salary of $68,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance equal to this employee’s base salary for a two week period if this employee is terminated by the Company without cause.  Additionally, the employment agreement granted this employee an option for 25,000 shares of common stock with an exercise price of $0.95 per share which vests over a five-year period.  In October 2008, this employee was terminated, and 15,000 of the options were cancelled.  As of December 31, 2008, there is an accrual of $2,672 for the severance pay that has not yet been issued.

One of the members of the Company’s Board of Directors provides legal services to Company.  Total legal expense incurred by the Company for such legal services by this director totaled $139,516 and $196,711 for the years ended December 31, 2008 and 2007, respectively. In 2007, the Company issued 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock in satisfaction of $25,000 in accrued liabilities incurred from the previous year.  Additionally, in 2007, the Company issued 25,000 shares of common stock and warrants to purchase 25,000 shares of common stock in satisfaction of expenses totaling $25,000 incurred in 2007. At the beginning of 2008, the Company granted this board member options to purchase 100,000 shares of common stock with an exercise price of $.89 per share for service performed and to be performed in relation to the Company’s patents.  As of December 31, 2008, 8,709 options had vested and the Company recorded $4,990 in expense related to these vested options.

In September 2006, the Company entered into an agreement with Winning Performance, Inc to perform services as a part-time controller.  For the years ended December 31, 2008 and 2007, the Company had paid $116,933 and $89,482, respectively, and recorded expenses totaling $142,384 and $82,175, respectively, for these services.  As of December 31, 2008 and 2007, the Company owed $31,076 and $5,625, respectively, to Winning Performance, Inc.

NOTE 14 — SUBSEQUENT EVENTS

In January 2009, the Company received $100,000 related to a promissory note secured with the Company’s intellectual property, with an annual interest rate of eight percent (8%), principal and interest due at maturity, and a maturity date of December 4, 2009. Additionally, the Company issued the note holder a detachable warrant for 100,000 shares of our common stock, which will be accounted for as additional consideration to the promissory note under Accounting Principals Board Opinion No. 14. If the note is not paid back by the maturity date, then Novint will have the right but not the obligation to refinanance the note with a new note equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of eight percent (8%). The new note is convertible into common stock at a rate of $0.50/share.

In February and March 2009, the Company received $220,000 for three promissory note totaling $275,000, with 150% warrant coverage.  The exercise price on the warrants was $1.00/share with a 5 year term. The notes are secured with the Company’s assets and intellectual property, no stated interest rate, with principal and interest due February 2010. These notes are considered original issue discount notes whereby the discount will be amortized over the lives of the notes. If the notes are prepaid, the exercise price of the warrants will adjust to the fair market value of Novint’s stock at the time of prepayment, subject to a floor of $0.02 and a ceiling of $1.00. If an investor sells any shares of our common stock during 120 days prior to the maturity date of the note, the strike price will automatically reset to $2.00. If the notes are not paid back by the maturity date, then Novint will have the right but not the obligation to refinanance the notes with new notes equaling the principal anc accrued interest from the first note, with a new maturity date one year later and an annual interest rate of five percent (5%). The new note is convertible into common stock at a rate of $0.0625/share on the principal balance only. The conversion rate is subjet to change based upon the privisionin the note.

In February 2009, the Company terminated many of its employees in order to reduce expenses.  They have retained the personnel necessary to continue key operations to maintain sales.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In February 2009, the Company received a notice of breach of one of their licensing agreements.  The Company does not plan to cure this breach.  The remaining obligation under this agreement of $200,000 related to the breach will remain as a liability, and all of the prepaid royalties were expensed in 2008.

In February 2009, the Board of Directors granted employees 5,850,000 options to purchase shares of common stock at an exercise price of $.10 per share as compensation for prior services.  The options vest upon grant, and the expense for these options, totaling $582,102, was recorded in the year ended December 31, 2008.  The Board of Directors also granted consultants and directors 1,700,000 options to purchase shares of common stock at an exercise price of $.10 per share as compensation for future services.  These options vest equally every six months for two years following the grant.

Also in February 2009, the Board of Directors granted 100,000 options to purchase shares of common stock at an exercise price of $1.00 per share to a consultant for past services, and 250,000 restricted shares of common stock to a consultant for consulting services.

On March 1, 2009, the Company signed a lease termination agreement for the headquarter office.  The Company paid $30,000, forfeited the security deposit of approximately $11,000, transferred title to assets (office furniture and leasehold improvements) with a net book value of approximately $23,000, and will issue 400,000 shares of common stock in exchange for terminations of the original lease obligation and use of one small office and 1500 square feet of storage rent free for at least six months.

In August 2008, the Company entered into a licensing agreement for several games, with a guaranteed minimum royalty of $100,000.  In March 2009, the Company signed an amendment to reduce the minimum royalty to $15,000 for a total of two games.  The Company has accrued for the $15,000 as of December 31, 2008.  This amount was paid in March 2009.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.

Dated: April 15, 2009	By:	/s/ Tom Anderson
Tom Anderson,
President, Chief Executive Officer, and Chief Financial Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Tom Anderson	Chairman of the Board, Principal Executive Officer, and Principal Financial	April 15, 2009
Tom Anderson	and Accounting Officer

/s/ Marvin Maslow	Director	April 15, 2009
Marvin Maslow

/s/ V. Gerald Grafe	Director	April 15, 2009
V. Gerald Grafe