Form 10-K/A
period 2008-12-31
NOVINT TECHNOLOGIES INC
filed 2009-04-23
CIK 1282980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 is filed to amend certain disclosures in the following sections: Properties; Executive Compensation; footnote 11 to our financial statements; and footnote 14 to our financial statements.

Except as required to reflect the change noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Annual Report on Form 10-K.  Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K/A contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

ITEM 2.     PROPERTIES

We lease office space in Albuquerque, New Mexico at 4601 Paradise Boulevard, NW, Suite B, Albuquerque, New Mexico 87114.  The facility, which is approximately 4,323 square feet in size, is our primary operating offices and headquarters.  The lease has a five-year term at a base monthly rent of $7,187.  On March 1, 2009, we signed an agreement to terminate this lease.  We issued 400,000 shares of stock, paid $30,000, forfeited the security deposit of $7,187, and transferred title to assets totaling $30,000 to terminate the lease, and have access to 1,500 square feet of storage space and an office for at least six months. The shares issued have a provision limiting sales to a percentage of volume.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ( $)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Tom Anderson,	2008	$142,308	$297,424	(2)	$—	$67,456	(3)	$—	$23,077	$—	$530,265
Chairman,	2007	$150,000	$—		$—	$67,456	(3)	$—	$—	$—	$217,456
CEO, and CFO (1)	2006	$150,000	$—		$—	$67,456	(3)	$—	$—	$—	$217,456

Walter Aviles,	2008	$147,085	$84,978	(2)	$—	$118,906	(3)	$—	$23,077	$—	$374,046
CTO (1)	2007	$155,000	$—		$—	$118,906	(3)	$—	$—	$—	$273,906
	2006	$155,000	$—		$—	$118,906	(3)	$—	$—	$—	$273,906

(1) This named executive officer agreed to a 50% reduction in his base salary starting on October 18, 2008, accruing the remaining 50%.

(2) This amount is for the value of options granted to this named executive officer in February 2009 as a bonus for services rendered during the fiscal year ended December 31, 2008.

(3) This amount represents the current year's vesting of options granted to this named executive officer in 2004.

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

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)			Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)			Total ($)

Tom Anderson (1)	$	―	$	―		$	―	$	―	$	―	$	―		$	―

Marvin Maslow	$	―	$	―		$	―	$	―	$	―		$117,489	(2)		$117,489

V. Gerald Grafe	$	―		$15,000	(3)	$	―	$	―	$	―		$175,009	(4)(5)		$190,009

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

(5) This amount includes the value of options granted in February 2009 for non-Board services rendered during the fiscal year ended December 31, 2008.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements; Schedules

Our financial statements for the years ended December 31, 2008 and 2007 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table below lists those documents that we are required to file with this annual report.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (13)

3.2	Amended and Restated Bylaws, as currently in effect (9)

3.3	Articles of Merger (1)

3.4	Certificate of Merger (1)

4.1	Form of Common Stock Purchase Warrant, March 2007 (10)

4.2	Form of Note (16)

4.3	Form of Warrant (16)

4.4	Form of Note (17)

4.5	Form of Warrant (17)

4.6	Form of Note (18)

4.7	Form of Convertible Note (18)

4.8	Form of Warrant (18)

10.1	License Agreement between Novint Technologies, Inc. and Sandia Corporation, dated April 11, 2000 (1)

10.2	Employment Agreement between Novint Technologies, Inc. and Thomas G. Anderson, dated March 2004 (1)

10.3	Employment Agreement between Novint Technologies, Inc. and Walter A. Aviles, dated November 2000 (1)

10.4	Amended and Restated 2004 Stock Incentive Plan (7)

10.5	Shareholders Agreement between Manhattan Scientifics, Inc., Novint Technologies, Inc., and Thomas G. Anderson, dated May 16, 2001 (2)

10.6	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc., dated June 24, 2000 (3)

10.7	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc., dated May 16, 2001 (3)

10.8	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc., June 24, 2000 (3)

10.9	Intellectual Property License Agreement between Novint Technologies, Inc. and Force Dimension, LLC, dated January 5, 2004 (4)

10.10	Amendment to Intellectual Property License Agreement between Novint Technologies, Inc. and Force Dimension, dated May 5, 2005 (5)

10.11	Amendment to Intellectual Property License Agreement between Novint Technologies, Inc. and Force Dimension LLC, dated March 9, 2006 (6)

10.12	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc., dated September 20, 2006 (7)

10.13	Manufacturing Agreement between Novint Technologies, Inc. and VTech Communications Ltd., dated December 19, 2006 (8)

10.14	Form of Unit Subscription Agreement, March 2007 (10)

10.15	Form of Investor Rights Agreement, March 2007 (10)

10.16	Amendment No. 1 to Unit Subscription Agreement, dated March 2, 2007 (11)

10.17	Amendment No. 2 to Unit Subscription Agreement, dated March 30, 2007 (11)

10.18	Amendment No. 1 to Investor Rights Agreement, dated March 30, 2007 (11)

10.19	Purchase Order with The Falk Group, LLC, dated January 16, 2007 (12)

10.20	Intellectual Property Acquisition Agreement between Novint Technologies, Inc. and Tournabout, Inc., dated July 17, 2007 (14)

10.21	Lease Agreement, between Floit Properties, Inc. and Novint Technologies, Inc., dated June 21, 2007 (15)

10.22	Form of Subscription Agreement (16)

10.23	Form of Subscription Agreement (17)

10.24	Form of Subscription Agreement (18)

10.25	Form of Intercreditor Agreement (18)

10.26	Form of Subscription Agreement (19)

10.27	Form of Secured Note (19)

10.28	Form of Convertible Note (19)

10.29	Form of Warrant (19)

10.30	Form of Intercreditor Agreement (19)

14.1	Code of Ethics (7)

23.1	Consent of Independent Registered Public Accounting Firm for Registration Statement (No. 333-144104) on Form S-8 *

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer *

* Filed herewith.

(1)	Filed on May 17, 2004 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on October 15, 2004 as an exhibit to Amendment No. 2 to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(3)	Filed on January 11, 2005 as an exhibit to Amendment No. 3 to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(4)	Filed on February 11, 2005 as an exhibit to Amendment No. 4 to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(5)	Filed on August 9, 2005 as an exhibit to Amendment No. 7 to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(6)	Filed on April 17, 2006 as an exhibit to our Annual Report on Form 10-KSB, and incorporated herein by reference.

(7)	Filed on September 22, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on December 20, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on March 1, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on March 9, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(11)	Filed on May 15, 2007 as an exhibit to our Periodic Report on Form 10-QSB, and incorporated herein by reference.

(12)	Filed on May 24, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(13)	Filed on June 21, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(14)	Filed on July 23, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(15)	Filed on July 27, 2007 as an exhibit to Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2, and incorporated herein by reference.

(16)	Filed on April 15, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(17)	Filed on May 12, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(18)	Filed on December 9, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(19)	Filed on April 16, 2009 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

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

The Company also has other licensing agreements with various parties providing gaming software. These licensing agreements have royalty provisions which require royalty fees ranging from 5% to 50% of either gross revenue or net revenue and one licensing agreement has a royalty provision of $0.50 per end user. Royalty fees paid or accrued for the years ended December 31, 2008 and 2007 related to these licensing agreements approximated $1,767,397 and $302,000, respectively, of which $1,584,037 and $301,413 remains as prepaid expenses as of December 31, 2008 and 2007, respectively. Based upon reaching certain milestones, the Company may be required to pay additional amounts.

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

In February and March 2009, the Company received $220,000 for three promissory note totaling $275,000, with 150% warrant coverage.  The exercise price on the warrants was $1.00/share with a 5 year term. The notes are secured with the Company’s assets and intellectual property, no stated interest rate, with principal and interest due February 2010. These notes are considered original issue discount notes whereby the discount will be amortized over the lives of the notes. If the notes are prepaid, the exercise price of the warrants will adjust to the fair market value of Novint’s stock at the time of prepayment, subject to a floor of $0.02 and a ceiling of $1.00. If an investor sells any shares of our common stock during 120 days prior to the maturity date of the note, the strike price will automatically reset to $2.00. If the notes are not paid back by the maturity date, then Novint will have the right but not the obligation to refinance the notes with new notes equaling the principal and accrued interest from the first note, with a new maturity date one year later and an annual interest rate of five percent (5%). The new note is convertible into common stock at a rate of $0.0625/share on the principal balance only. The conversion rate is subjet to change based upon the provision in the note.

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

In February 2009, the Board of Directors granted employees and directors 6,850,000 options to purchase shares of common stock at an exercise price of $.10 per share as compensation for prior services.  The options vest upon grant, and the expense for these options, totaling $582,102, was recorded in the year ended December 31, 2008.  The Board of Directors also granted consultants 700,000 options to purchase shares of common stock at an exercise price of $.10 per share as compensation for future services.  These options vest equally every six months for two years following the grant.

Also in February 2009, the Board of Directors granted 100,000 options to purchase shares of common stock at an exercise price of $1.00 per share to a consultant for past services, of which $4,389 of the total value of $6,089 was for services performed during 2008, and 250,000 restricted shares of common stock to a consultant for consulting services.

On March 1, 2009, the Company signed a lease termination agreement for the headquarter office.  The Company paid $30,000, forfeited the security deposit of approximately $11,000, transferred title to assets (office furniture and leasehold improvements) with a net book value of approximately $42,000, and will issue 400,000 shares of common stock in exchange for terminations of the original lease obligation and use of one small office and 1500 square feet of storage rent free for at least six months. The shares issued have a provision limiting sales to a percentage of volume.

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

NOVINT TECHNOLOGIES, INC.

Dated: April 23, 2009	By:	/s/ Tom Anderson
Tom Anderson,
President, Chief Executive Officer, and Chief Financial Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Tom Anderson	Chairman of the Board, Principal Executive Officer, and Principal Financial	April 23, 2009
Tom Anderson	and Accounting Officer

/s/ Marvin Maslow	Director	April 23, 2009
Marvin Maslow

/s/ V. Gerald Grafe	Director	April 23, 2009
V. Gerald Grafe