Form 10-Q
period 2009-03-31
NOVINT TECHNOLOGIES INC
filed 2009-05-15
CIK 1282980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-51783

Novint Technologies, Inc.

(Exact name of registrant as specified in it charter)

Delaware	85-0461778
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

4601 Paradise Blvd., NW, Suite B
Albuquerque, NM 87114
 (Address of principal executive offices)

(866) 298-4420
  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 32,942,709 issued and outstanding as of May 11, 2009.

NOVINT TECHNOLOGIES, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

Novint Technologies, Inc.
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$78,632	$55,315
Accounts receivable, net	78,907	57,170
Prepaid expenses and other current assets	566,407	674,608
Inventory	1,324,834	1,333,632
Deposit on purchase of inventory	14,722	14,722
Deposits	4,040	12,181

Total current assets	2,067,542	2,147,628

PROPERTY AND EQUIPMENT, NET	374,402	463,080
DEFERRED FINANCING COSTS	335,718	362,247
PREPAID EXPENSES - NET OF CURRENT PORTION	1,079,173	1,020,534
SOFTWARE DEVELOPMENT COSTS, NET	555,886	585,682
INTANGIBLE ASSETS, NET	595,810	680,367
DEPOSITS, NET OF CURRENT PORTION	-	16,042

Total assets	$5,008,531	$5,275,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$914,314	$684,277
Accrued payroll related liabilities	1,009,521	939,298
Accrued expenses	507,029	323,548
Accrued expenses - related parties	138,928	86,577
Deferred revenue	29,061	29,662
Notes payable, net of unamortized debt discount of	327,807	230,040
$72,193 and $69,952, respectively
Notes payable - original issue discount, net of unamortized	187,441	-
debt discounts of $87,559 and $0, respectively

Total current liabilities	3,114,101	2,293,402

LONG TERM LIABILITIES:
Convertible notes payable, net of unamortized debt
discount of $3,780,006 and $4,132,480, respectively	1,382,192	1,029,718

Total liabilities	4,496,293	3,323,120

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, authorized 150,000,000 shares, $0.01
par value; 32,259,131 and 32,259,131 shares issued
and outstanding, respectively	322,592	322,592
Additional paid-in capital	32,171,716	32,026,387
Accumulated deficit	(31,977,465)	(30,391,914)
Accumulated other comprehensive loss	(4,605)	(4,605)

Total stockholders' equity	512,238	1,952,460

Total liabilities and stockholders' equity	$5,008,531	$5,275,580

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Revenue:
Project	$106,874	$27,579
Product	24,848	44,250
Total revenue	131,722	71,829

Cost of goods sold:
Project	88,891	21,187
Product	45,339	80,802
Total cost of goods sold	134,230	101,989

Gross loss	(2,508)	(30,160)

Operating expenses
Research and development	72,838	313,526
General and administrative	777,899	1,306,282
Depreciation and amortization	153,761	99,147
Sales and marketing	70,136	131,849
Total operating expenses	1,074,634	1,850,804

Loss from operations	(1,077,142)	(1,880,964)

Other (income) expense
Interest income	(8)	(12,252)
Interest expense	117,812	704
Debt discounts related to notes and convertible debts	380,125	-
Other (income) expense	10,480	(2,207)

Net other (income) expense	508,409	(13,755)

Net loss	$(1,585,551)	$(1,867,209)

Loss per share, basic and diluted	$(0.05)	$(0.06)

Weighted-average common shares
outstanding, basic and diluted	32,259,131	31,902,829

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balances, December 31, 2008	32,259,131	$322,592	$32,026,387	$(30,391,914)	$(4,605)	$1,952,460

Options vested for employees services	-	-	120,466	-	-	120,466
Options and warrants vested to consultants for services	-	-	(40,801)	-	-	(40,801)
Warrants issued with note payable	-	-	65,664	-	-	65,664
Net loss	-	-		(1,585,551)	-	(1,585,551)

Balances, March 31, 2009 (Unaudited)	32,259,131	$322,592	$32,171,716	$(31,977,465)	$(4,605)	$512,238

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,585,551)	$(1,867,209)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation and amortization	153,761	99,147
Amortization of debt discount related to warrants issued with debt	380,125	-
Amortization of capitalized finance cost	40,397	-
Amortization of discount related to original issue discount notes	3,222	-
Loss on disposal of assets	10,480	-
Loss on assets given to terminated employees	15,759	-
Loss on assets provided as part of lease termination	43,894	-
Common stock issued for services	-	7,200
Options issued to employees and consultant for services	79,665	256,710
Changes in operating assets and liabilities:
Accounts receivable	(21,737)	47,550
Prepaid expenses	108,201	(414,778)
Inventory	8,798	(483,786)
Deposit on purchase of inventory	-	(135,463)
Prepaid expenses, net of current	(58,639)	(502,679)
Deposits	12,183	26,839
Accounts payable and accrued liabilities	495,741	42,190
Accrued expenses related party	52,351	248
Deferred revenues	(601)	(3,273)
Net cash (used in) operating activities	(261,951)	(2,927,304)

Cash flows from (to) investing activities:
Intangible expenditures	(7,888)	(22,539)
Capital outlay for software development costs and other intangible assets	(12,975)	(27,424)
Property and equipment purchases	-	(77,683)
Net cash (used in) investing activities	(20,863)	(127,646)

Cash flows from (to) financing activities:
Cash paid for offering costs	(13,869)	(60,000)
Proceeds from notes payable	100,000	-
Proceeds from original issue discount notes	220,000
Proceeds from convertible notes payable	-	2,025,000
Net cash provided by financing activities	306,131	1,965,000

Net increase (decrease) in cash and cash equivalents	23,317	(1,089,950)
Cash and cash equivalents at beginning of period	55,315	2,704,367

Cash and cash equivalents at end of period	$78,632	$1,614,417

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Debt discount and deferred financing cost related to convertible notes
payable recorded against paid-in capital	$-	$2,025,000
Payment of offering costs with 60,000 warrants	$-	$41,728
Warrants for 430,000 shares of common stock granted related to issuance of notes payable	$65,664	$-

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 1 —BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company” or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Reclassifications

Certain prior year amounts were reclassified to conform to the March 31, 2009 presentation.

Nature of Business

The Company was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company. The Company currently is engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is in the consumer interactive computer gaming market, but the company also does project work in other areas. The Company’s operations are based in New Mexico with sales of its haptics products primarily to consumers through the Company’s website at www.novint.com and retail outlets.

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2009, had an accumulated deficit of $31,977,465. For the three months ended March 31, 2009, the Company sustained a net loss of $1,585,551. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

The Company believes there are several factors in continuing as a going concern. The Company has dramatically reduced operating expenses and staff in the first quarter of 2009 and will continue do so in areas deemed non-essential during 2009, while maintaining the resources to continue to sell its hardware and software products. Additionally, in the immediate timeframe, the Company has put more emphasis on haptics development projects. These projects have historically generated revenues and expanded the intellectual property portfolio. Next, the Company is anticipating on releasing new top tier games in the first half of 2009, which should generate additional product sales.  Lastly, the Company will seek to raise additional funding through debt or equity financing during the next twelve months.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of the Company’s common stock and the fair value of options and warrants to purchase common stock, allowances for doubtful accounts, inventory valuation, return and warranty reserves, accounting for income taxes, and uncertainty in income taxes and depreciation and amortization.

Software Development Costs

The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of March 31, 2009, the Company’s capitalized software development costs totaled $555,886 (net of $392,564 of accumulated amortization)  The estimated annual amortization expense related to the capitalized software development cost is approximately $155,000 per year.  Amortization expense related to software development costs for the three months ended March 31, 2009 and 2008 totaled $42,771 and $37,758, respectively.

The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through March 31, 2009, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all related costs to research and development expense in the periods incurred.

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $18,544 and $24,170 for the three months ended March 31, 2009 and 2008, respectively.

Intangible Assets

Intangible assets consist of licensing agreements of $1,245,543 and patents of $48,595 and are carried at cost less accumulated amortization of $698,328 at March 31, 2009.  Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 20 years. For the three months ended March 31, 2009 and 2008, the Company recognized amortization expense of approximately $92,446 and $37,219, respectively, related to intangible assets.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

Annual amortization of intangible assets remaining at March 31, 2009 is as follows:

For the twelve months ending March 31,
2010	$370,977
2011	178,950
2012	8,958
2013	2,325
2014 and thereafter	34,600
Total	$595,810

In August 2008, the Company entered into a licensing agreement for several games with a guaranteed minimum royalty of $100,000.  In March 2009, the Company signed an amendment to reduce the minimum royalty to $15,000 for a total of two games.  The Company has accrued for the $15,000 as of December 31, 2008.  This amount was paid in March 2009.

The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires intangible assets to be tested for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which has been superseded by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs a periodic review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over the remaining lives against the respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. After an impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis. No impairment loss was recorded during the three months ended March 31, 2009 or 2008.

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
MARCH 31, 2009 AND 2008
(Unaudited)

The Company’s revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.  As of March 31, 2009 and December 31, 2008, the Company did not have any costs and estimated earnings in excess of billings on contracts or any billings in excess of costs and estimated earnings on contracts.

For project revenue that is not under fixed price programming contracts, the Company recognizes revenues as the services are completed.

Revenue from product sales relates to the sale of the Falcon haptics interface, which is a human-computer user interface (the “Falcon”) and related accessories. The Falcon allows the user to experience the sense of touch when using a computer while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue from the product sales is recognized when the products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if all these revenue from product sales requirements are not met, such sales will be recorded as deferred revenue until such time as all revenue recognition requirements are met.

As of March 31, 2009 and December 31, 2008, the Company recorded $29,061 and 29,662, respectively, of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s cost of goods sold, which for the three months ended March 31, 2009 and 2008 approximated $6,509 and $8,140, respectively.

Arrangements made with certain customers, including slotting fees and co-operative advertising, are accounted for in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). These incentives are recognized as a reduction in revenue or as a selling, general, and administrative expense, respectively, when payment is made to a customer (or at the time the Company has incurred the obligation, if earlier) unless the Company receives a benefit over a period of time and the Company meets certain other criteria, such as retailer performance, recoverability, and enforceability, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement.

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

The Company’s customers are provided a one (1) year limited warranty on the Falcon. This warranty guarantees that the products shall be free from defects in material and workmanship. Additionally, the Company offers its customers of the Falcon a 30-day money back guarantee. The Company continually evaluates its reserve accounts for both the limited warranty and 30-day money back guarantee based on its historical activities. As of March 31, 2009 and December 31, 2008, the Company accrued $15,000 and $17,000, respectively, as warranty reserve.

Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of March 31, 2009 and December 31, 2008, the Company had a total of 10,047,109 and 10,783,473, respectively, in potentially dilutive securities.

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

The Company recognized $120,466 and $122,139 in employee share-based compensation expense for the three months ended March 31, 2009 and 2008, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model.   In calculating the fair value of options for stock-based compensation for the three months ended March 31, 2009, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 4.00% to 5.25%, volatility of the options ranged from 73% to 157%, estimated lives of 3 to 10 years, and exercise prices ranged from $0.66 to $1.06 per share.  In calculating the fair value of options for stock-based compensation for the three months ended March 31, 2008, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 5.00% to 5.25%, volatility of the options ranged from 73% to 157%, estimated lives of 3 to 10 years, and exercise prices ranged from $0.66 to $1.20 per share.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, including related amendments and interpretations. The related expense is recognized over the period the services are provided. For the three months ended March 31, 2009 and 2008, stock options and warrants issued to consultants and other non-employees as compensation for services that vested during those periods totaled $(40,801) and $134,571, respectively.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

Research and Development

Research and development costs are expensed as incurred and amounted to $72,838 and $313,526 for the three months ended March 31, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 – PREPAID ASSETS

As of March 31, 2009, prepaid expenses totaling $1,645,580 principally consist of prepayments towards marketing costs, insurance premiums, rents, and royalties of which $1,079,173 is considered the long-term portion. Prepayments on royalties comprise a significant portion of the prepaid expenses at March 31, 2009 totaling $1,583,566 of which $1,079,173 is considered long-term portion due to the length of the related license and royalty agreements and the expected realization.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2009:

Licensing agreements	$1,245,543
Patent	48,595
Less accumulated amortization	(698,328)
$595,810

NOTE 5 – NOTES PAYABLE

In December 2008, the Company issued two promissory notes totaling $300,000 secured by all of the Company’s intellectual property at an annual interest rate of eight percent (8%), with principal and interest due at maturity and a maturity date of December 4, 2009.  If the notes are not paid back by the maturity date, then the Company will have the right but not the obligation to refinance the notes with new notes equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of eight percent (8%). The new notes are convertible into common stock at a rate of $0.50/share.  Additionally, the Company issued each note holder a detachable warrant for 150,000 shares of the Company’s common stock for a total of 300,000 shares.  The Company has accounted for the warrants to purchase 300,000 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory notes payable with an estimated fair value of $100,962 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 119%; risk free interest rate of 2.24%; dividend yield of 0%; and 5 year term.  The face amount of the promissory notes of $300,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $224,460 and $75,540, respectively.  The allocable estimated fair value of the warrants totaling $75,540 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three months ended March 31, 2009, the Company’s debt discount amortization expense totaled $18,626.  The remaining unamortized debt discount at March 31, 2009 totaled $51,326.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

In January 2009, the Company issued a promissory note totaling $100,000 secured by all of the Company’s intellectual property, annual interest rate of eight percent (8%), principal and interest due at maturity, and maturity date of December 4, 2009.  If the note is not paid back by the maturity date, then Novint will have the right but not the obligation to refinance the note with a new note equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of eight percent (8%). The new note would be convertible into common stock at a rate of $0.50/share.  Additionally, the Company issued the note holder a detachable warrant for 100,000 shares of the Company’s common stock.  The Company has accounted for the warrant to purchase 100,000 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory note payable with an estimated fair value of $37,479 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 117%; risk free interest rate of 2.24%; dividend yield of 0%; and 5 year term.  The face amount of the promissory notes of $100,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $72,738 and $27,262, respectively.  The allocable estimated fair value of the warrants totaling $27,262 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three months ended March 31, 2009, the Company’s debt discount amortization expense totaled $6,395.  The remaining unamortized debt discount at March 31, 2009 totaled $20,867.

During February and March 2009, the Company received $220,000 for three promissory notes totaling $275,000 with 150% warrant coverage.  The notes are secured by all of the Company’s assets and intellectual property, with no stated interest rate and principal due in February 2010.  These notes are considered original issue discount notes whereby the discount (difference between the face value of the notes of $275,000 and amounts actually received of $220,000) will be amortized over the lives of the notes. For the three months ended March 31, 2009, the Company amortized interest expense totaled $3,222.  The remaining unamortized original issue discount at March 31, 2009 totaled 51,778.  If the notes are prepaid, the exercise price of the warrants will adjust to the fair market value of the Company’s stock at the time of prepayment, subject to a floor of $0.02 and a ceiling of $1.00. If an investor sells any shares of our common stock during 120 days prior to the maturity date of the note, the strike price will automatically reset to $2.00. If the notes are not paid back by the maturity date, then the Company will have the right but not the obligation to refinance the notes with new notes equaling the principal and accrued interest from the first note, with a new maturity date one year later and an annual interest rate of five percent (5%). The new note would be convertible into common stock at a rate of $0.0625/share on the principal balance only. The conversion rate is subject to change based upon the provision in the note.  The Company has accounted for the 150% warrants coverage to purchase 330,000 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory notes payable with an estimated fair value of $44,677 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility ranging from 122% to 142%; risk free interest rate of 2.24%; dividend yield of 0%; and 5 year term.  The face amount of the promissory notes of $275,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $236,597 and $38,403, respectively.  The allocable estimated fair value of the warrants totaling $38,403 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three months ended March 31, 2009, the Company’s debt discount amortization expense totaled $2,622.  The remaining unamortized debt discount at March 31, 2009 totaled $35,781.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

In March 2008, the Company closed a $2,025,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to the terms of a subscription agreement among the Company and the subscribers’ signatory thereto (the "Subscription Agreement"). From April 2008 through June 2008, the Company closed an additional $3,210,097 for an aggregate Subscription Agreement amount of $5,235,097.  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  Certain existing shareholders of the Company are entitled to purchase notes and warrants under the terms of the Subscription Agreement, and the Company was required to create a second offering of these notes and warrants. The Company recorded $459,073 as deferred financing costs associated with the closing that occurred on June 9, 2008. This amount represents $197,049 for legal expenses associated with the private placement, of which $117,855 remains accrued for at March 31, 2009 and December 31, 2008, $149,403 paid to an investment banking company, and $112,621 for the value of warrants to purchase 143,403 shares of the Company’s common stock at $1.00 per share for 5 years owed to the same investment banking company. These amounts are being amortized to interest expense over the term of the notes.

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27 and 00-19. The estimated fair value of the detachable warrants of $4,462,663 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 124% to 125%, risk free interest rate of 3.77%; dividend yield of 0%; and a 3 year term. The face amount of the convertible debenture of $5,235,097 was proportionately allocated to the debenture and the warrants in the amount of $2,849,425 and $2,385,672, respectively. The convertible debentures’ proportionate allocated value of $2,849,425 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining value of $2,849,425 was allocated to the beneficial conversion feature. The beneficial conversion feature of $2,849,425 was allocated to the stock due upon conversion of $2,058,623 and the warrants due upon conversion of $790,802.  In accordance with EITF 00-27, the beneficial conversion feature attributed to the warrants due upon conversion of $790,802 is recorded as a debt discount and will not be amortized until the notes are converted at which time the entire discount will be expensed.  The combined total value of the initial warrant and beneficial conversion feature attributed to the stock of $4,444,295 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.  For the three months ended March 31, 2009 and 2008, the Company’s debt discount amortization expense totaled $352,482 and $0, respectively.  The remaining unamortized debt discount at March 31, 2009 totaled $3,780,006.

As the notes are non-interest bearing for the first year, the Company has imputed interest for the first year.  The Company recorded interest expense of $60,239 related to these convertible notes for the three months ended March 31, 2009.  As of March 31, 2009 and December 31, 2008, the Company accrued interest of $235,143 and $174,904, respectively.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY

In February 2009, the Board of Directors granted employees and directors 6,850,000 options to purchase shares of common stock at an exercise price of $.10 per share as compensation for prior services.  The options vest upon grant, and the expense for these options, totaling $582,102, was recorded in the year ended December 31, 2008.  As the options have not been issued, the value remains in accrued payroll liabilities on the accompanying balance sheet as of March 31, 2009.  The Board of Directors also granted consultants 700,000 options to purchase shares of common stock at an exercise price of $.10 per share as compensation for future services.  These options vest equally every six months for two years following the grant.

Also in February 2009, the Board of Directors granted 100,000 options to purchase shares of common stock at an exercise price of $1.00 per share to a consultant for past services, of which $4,389 of the total value of $6,089 was for services performed during 2008.  The remaining $1,700 was recorded as expense during the three months ended March 31, 2009.  The Board of Directors also approved the issuance of  250,000 restricted shares of common stock to a consultant for consulting services.  As the shares have not been issued, the value $37,500 has been accrued for and is included in accrued expenses on the accompanying balance sheet as of March 31, 2009.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

On March 1, 2009, the Company signed a lease termination agreement for the headquarter office.  The Company paid $30,000, forfeited the security deposit of approximately $11,000, transferred title to assets (office furniture, leasehold improvements and a vehicle) with a net book value of $43,894, and will issue 400,000 shares of common stock with a fair value of $60,000 in exchange for termination of the original lease obligation and use of one small office and 1500 square feet of storage rent free for at least six months. The shares issued have a provision limiting sales to a percentage of volume.  As the shares have not been issued, the value of $60,000 is included as accrued expenses on the accompanying balance sheet as of March 31, 2009.

In February 2009, the Company terminated many of its employees in order to reduce expenses.  They have retained the personnel necessary to continue key operations to maintain sales.   The Company does not anticipate or expect any additional expenses related to the termination other than amounts earned up through the date of termination.  Included in accrued payroll related liabilities on the accompanying balance sheet as of March 31, 2009 is $77,680 related to potential severance liabilities owed to these terminated employees.  As part of the terminations, the Company allowed the terminated employees to keep their computer equipment with a net book value of $15,759 and accelerated the vesting of certain options.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 9 — RELATED PARTIES

On February 18, 2004, the Company granted to a significant shareholder, for future services, 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting.   At March 31, 2009, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 2.24%, volatility of 120%, estimated life of 10 years, and a fair market value of $0.20 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years, and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $(1,651) and $4,890 was recorded as consultant expense during the three months ended March 31, 2009 and 2008, respectively.

In March 2004, Normandie New Mexico Corporation, which is owned by the former Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the three months ended March 31, 2009 and 2008, the Company paid $0 and $25,000, respectively, for these services.  As of March 31, 2009, the Company owed $43,750 to Normandie New Mexico under the agreement.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the member of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years, and a fair market value of $1.00 per share. At March 31, 2009, the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 2.24%, volatility of 120%, estimated life of 10 years, and a fair market value of $0.20 per share. The vesting schedule is prorated over the reporting period, and approximately $(8,910) and $14,000 was recorded as consulting expense during the three months ended March 31, 2009 and 2008, respectively.

On March 9, 2006, the Company granted 250,000 options to purchase common stock to an employee, who is the brother of the Company’s Chief Executive Officer, at an exercise price of $1.00 per share. The options have a ten year term, and a vesting schedule of 50,000 shares per year beginning March 9, 2007. At March 9, 2006, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.86%, volatility of 36%, estimated life of 10 years and a fair market value of $1.00 per share.   The vesting schedule is prorated over the reporting period, and approximately $7,135 and $7,135 was recorded as consulting expense during the three months ended March 31, 2009 and 2008, respectively.

In November 2006, the Company granted 1,500,000 options to purchase common stock to one of the members of the Company’s Board of Directors for future consulting services at an exercise price of $0.90 per share. The options have a 2-year annual vesting provision which 750,000 these options vested immediately. At December 31, 2006, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 146%, estimated life of 10 years, and a fair market value of $1.05 per share. The vesting schedule is prorated over the reporting period, and approximately $0 (fully vested as of December 31, 2008) and $61,496 was recorded as consultant expense during the three months ended March 31, 2009 and 2008, respectively.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

On July 23, 2007, the Company entered into a perpetual employment agreement with an individual related to the Chief Executive Officer.  Under the agreement, he was entitled to an annual base salary of $68,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions, and was entitled to a severance equal to this employee’s base salary for a two week period if this employee was terminated by the Company without cause.  Additionally, the employment agreement granted this employee an option for 25,000 shares of common stock with an exercise price of $0.95 per share which vests over a five-year period.  In October 2008, this employee was terminated, and 15,000 of the options were cancelled.  As of March 31, 2009, there is an accrual of $2,672 for the severance pay that has not yet been issued.

One of the members of the Company’s Board of Directors provides legal services to Company.  Total legal expense incurred by the Company for such legal services by this director totaled $34,047 and $32,829 for the three months ended March 31, 2009 and 2008, respectively.  At the beginning of 2008, the Company granted this board member options to purchase 100,000 shares of common stock with an exercise price of $.89 per share for service performed and to be performed in relation to the Company’s patents.  As of March 31, 2009, 10,709 options had vested, and the Company recorded $5,344 in expense related to these vested options.

NOTE 10 — SUBSEQUENT EVENTS

In May 2009, the Company issued 8,578 shares of common stock to a director of the Company for compensation.  The Company recorded $4,260 in Accrued Expenses, Related Parties as of March 31, 2009 for these shares.

In May 2009, the Company issued 25,000 shares of common stock to a consultant as compensation.  The Company recorded $12,500 in Accrued Expenses as of March 31, 2009 for these shares.

In May 2009, the Company issued 400,000 shares of common stock as part of the lease settlement for the New Mexico office.  The Company recorded $60,000 in Accrued Expenses as of March 31, 2009 for these shares.

In May 2009, the Company issued 250,000 shares of common stock to a consultant as compensation.  The Company recorded $37,500 in Accrued Expenses as of March 31, 2009 for these shares.

In April 2009, the Company received $50,000 for a promissory note totaling $62,500 with 150% warrant coverage.  The exercise price on the warrants was $1.00/share with a 5 year term. The notes are secured with the Company’s assets and intellectual property, no stated interest rate, with principal and interest due February 2010. This note is considered an original issue discount note whereby the discount will be amortized over the life of the note. If the note is prepaid, the exercise price of the warrants will adjust to the fair market value of the Company’s stock at the time of prepayment, subject to a floor of $0.02 and a ceiling of $1.00. If an investor sells any shares of our common stock during 120 days prior to the maturity date of the note, the strike price will automatically reset to $2.00. If the note is not paid back by the maturity date, then the Company will have the right but not the obligation to refinance the note with a new note equaling the principal and accrued interest from the first note, with a new maturity date one year later and an annual interest rate of five percent (5%). The new note would be convertible into common stock at a rate of $0.0625/share on the principal balance only. The conversion rate is subject to change based upon the provision in the note.

In May 2009, the Company entered into an agreement whereby a portion of their inventory stored at a vendor location will be held as collateral until the outstanding balance of $32,613 is paid.  As of March 31, 2009, the amount outstanding was $31,076.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the Company and (ii) lack of resources to maintain the Company’s good standing status and requisite filings with the SEC. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this report.

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

Novint focuses many of its efforts to exploit opportunities in the consumer console and PC interactive games market, and is also looking to expand its efforts in other areas of computer touch in funded projects. Using our haptics technology, games and applications will have the crucial missing “third sense”, touch, to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software.  Our haptic technology and related hardware for consumers is the primary focus of our operations, but we will continue to develop our professional applications.  We will devote much of our resources to further developing the video game market and seeking new business relationships with video game developers and publishers and hardware manufacturers.  We began selling our haptic product, the Novint Falcon, in June 2007 through our website at www.novint.com.  We currently are selling one haptic hardware product, which is a haptic game controller device called the Novint Falcon marketed in a bundled package that includes several games. In late 2007, we launched an on-line game store where consumers can purchase and download a variety of game titles.  In 2008, we launched a pistol grip attachment for the Falcon.  Although our sales of the Novint Falcon and games since product launch have been limited, we anticipate sales of the Novint Falcon, the pistol grip, and games to increase resulting from the release of new software and games in 2009. One of the most significant drivers of revenue for Novint will be games and content. This is true not only in the revenue we receive from the games themselves, but largely because this is a criterion we see many of our customers desiring in order to justify the Falcon hardware purchase. For example, if the Novint Falcon has many games available to play on it, a customer can purchase a single piece of hardware and then over time purchase multiple games that give a unique gaming experience, making the initial hardware purchase valuable over a larger amount of time and across a larger number of games. In 2008, we entered into licensing agreements with Valve Software and Electronic Arts among others, and therefore several new AAA level games will soon be supported by the Falcon.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our financial statements for the quarter ended March 31, 2009 and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2009. New accounting policies and practices were implemented in 2008 and in 2009 as necessary based on the launch of our haptics product sales in June 2007.

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

For project revenue that is not under fixed price programming contracts, the Company recognizes revenues as the services are completed.

Revenue from product sales relates to the sale of the Falcon haptics interface, which is a human-computer user interface (the “Falcon”) and related accessories. The Falcon allows the user to experience the sense of touch when using a computer while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue from the product sales is recognized when the products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if all these revenue from product sales requirements are not met, such sales will be recorded as deferred revenue until such time as all revenue recognition requirements are met.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales.

Arrangements made with certain customers, including slotting fees and co-operative advertising, are accounted for in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). These incentives are recognized as a reduction in revenue or as a selling, general, and administrative expense, respectively, when payment is made to a customer (or at the time the Company has incurred the obligation, if earlier) unless the Company receives a benefit over a period of time and the Company meets certain other criteria, such as retailer performance, recoverability, and enforceability, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008.

REVENUES. During the three months ended March 31, 2009, we had revenues of $131,722 as compared to revenues of $71,829 during the three months ended March 31, 2008, an increase of approximately 83%. During the three months ended March 31, 2009, our revenues were derived from the development of professional applications for customers totaling $106,874 and the sale of our haptics technology products totaling $24,848.  Our sales of our haptics technology products decreased 44% from 2008, while our revenues from the development of professional applications increased 288% as we placed more emphasis on our professional applications during the quarter.  We will continue to provide development of professional applications and in 2009 we expect to grow this part of our business similarly to how we have in the past.  Much of our focus will remain on the video game business, but we expect to place more emphasis on professional applications in our Advanced Products Group than we had from 2006 to 2008.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold, which consists of the cost of the haptics technology products sold, materials purchased for resale to customers, the direct labor incurred for delivering on projects, warehousing and freight costs, and inventory write-downs were $134,230 for the three months ended March 31, 2009, compared to $101,989 for the three months ended March 31, 2008.  Our overall gross loss percentage was approximately (2)% for the three months ended March 31, 2009, compared to a gross loss percentage of (42)% for the three months ended March 31, 2008.  For the three months ended March 31, 2009, our gross profit from our development of professional applications approximated 17%, a slight decrease from a gross profit of 23% for the first quarter of 2008. Our gross loss experienced from the sale of our haptics technology product in the first quarter of 2009 was (82)%, an improvement from 2008 when the gross loss percentage was (83)%.  Our gross loss experienced from the sales of our haptics technology product continues to be impacted by our high warehousing and fulfillment costs.  This is a primary reason we reevaluated our distribution channels in this quarter.  Warehousing costs for the three months ended March 31, 2009 and 2008 were $23,282 and $21,919, respectively.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development totaled $72,838 for the three months ended March 31, 2009 compared to $313,526 for the three months ended March 31, 2008, a decrease of $240,688 or 77%.  During the first quarter of 2008, we focused on the development of games for use with the Falcon.  In the first quarter of 2009, we have decreased the rate of development of new software associated with the haptics technology product to match the release schedule of our games.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $777,899 for the three months ended March 31, 2009, compared to $1,306,282 for the three months ended March 31, 2008, a decrease of $528,383 or 40%.  In 2009, we are reorganizing our infrastructure to significantly reduce our costs, while still continuing to market the product. The decrease in general and administrative expenses compared to the prior year was primarily related to this reorganization.  Business and professional fees decreased approximately $355,000, royalty expense decreased approximately $21,000, rent increased $136,000 as we reached an agreement for an early termination of an office lease, and payroll and other overhead expenses decreased approximately $288,000 largely due to a reduction in the number of employees.

DEPRECIATION AND AMORTIZATION EXPENSE.   Depreciation and amortization expense totaled $153,761 for the three months ended March 31, 2009 compared to $99,147 for the three months ended March 31, 2008, an increase of $54,614 or 55%.  This expense increased between the two periods as a result of an increase in our investment in fixed assets, intangibles, and capitalized software and hardware.

SALES AND MARKETING EXPENSE.  Sales and marketing expense totaled $70,136 for the three months ended March 31, 2009 compared to $131,849 for the three months ended March 31, 2008, a decrease of $61,713 or 47%.  In 2009, we had fewer co-op marketing programs with retailers as we refocused our distribution channels.

LOSS FROM OPERATIONS.  We had a loss from operations of $1,077,142 for the three months ended March 31, 2009, compared to a loss from operations of $1,880,964 for the three months ended March 31, 2008. Our net losses have decreased $803,822 primarily as a result of the decrease in our operating expenses as described above.

NET LOSS. We had a net loss of $1,585,551, or $0.05 per share, for the three months ended March 31, 2009, compared to $1,867,209, or $0.06 per share, for the three months ended March 31, 2008. There was a decrease in the net loss of $281,658, which is a result of a decrease in the loss from operations of approximately $803,000, a decrease in interest income of approximately $12,000, a net increase in interest expense and debt discount related to convertible debt of approximately $497,000, and an increase in other expense of approximately $13,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had a total cash balance of $78,632.  Our cash flow from operating activities for the three months ended March 31, 2009 resulted in a deficit of $261,951 compared with a deficit of $2,927,304 in the same period of the prior year.  This decrease in the deficit from operating activities of approximately $2,665,000 was a result of an increase in payables and accrued expenses and an overall increase in non-cash reconciling items.  Our cash flow from investing activities for the three months ended March 31, 2009 resulted in a deficit of $20,863 compared with a deficit of $127,646 in the same period of the prior year, representing less investment in fixed assets and investments in games through both licensing and internal development. Our cash flow from financing activities for the three months ended March 31, 2009 resulted in a surplus of $306,131 from the issuance of notes payable compared to a surplus of $1,965,000 in the same period of the prior year from the net proceeds from convertible notes payable.  Overall, our cash increased by $23,317 during the three months ended March 31, 2009.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred recurring losses and, at March 31, 2009, had an accumulated deficit of $31,977,465. For the three months ended March 31, 2009, the Company sustained a net loss of $1,585,551. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Contractual Obligations

We have an operating lease for our office located in San Diego, California that expires on July 31, 2009.  The monthly rent for this location is $4,040.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments during the quarter ended March 31, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (3)

3.2	Amended and Restated Bylaws, as currently in effect (2)

3.3	Articles of Merger (1)

3.4	Certificate of Merger (1)

10.1	Form of Subscription Agreement (4)

10.2	Form of Secured Note (4)

10.3	Form of Convertible Note (4)

10.4	Form of Warrant (4)

10.5	Form of Intercreditor Agreement (4)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Filed on May 17, 2004 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on March 1, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on June 21, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on April 16, 2009 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVINT TECHNOLOGIES, INC.
(Registrant)

Date: May 15, 2009	By:	/s/ Tom Anderson
Tom Anderson
Chief Executive Officer, President, and Chief Financial Officer