Form 10-Q
period 2009-06-30
NOVINT TECHNOLOGIES INC
filed 2009-08-19
CIK 1282980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 32,965,397 issued and outstanding as of August 14, 2009.

NOVINT TECHNOLOGIES, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

Novint Technologies, Inc.
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$171,397	$55,315
Accounts receivable, net	60,014	57,170
Prepaid expenses and other current assets	443,977	674,608
Inventory	1,251,114	1,333,632
Deposit on purchase of inventory	14,732	14,722
Deposits	4,040	12,181

Total current assets	1,945,274	2,147,628

PROPERTY AND EQUIPMENT, NET	361,339	463,080
DEFERRED FINANCING COSTS, NET	304,428	362,247
PREPAID EXPENSES - NET OF CURRENT PORTION	1,214,430	1,020,534
SOFTWARE DEVELOPMENT COSTS, NET	514,102	585,682
INTANGIBLE ASSETS, NET	505,687	680,367
DEPOSITS, NET OF CURRENT PORTION	-	16,042

Total assets	$4,845,260	$5,275,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$932,613	$684,277
Accrued payroll related liabilities	486,270	939,298
Accrued expenses	513,517	323,548
Accrued expenses - related parties	67,203	86,577
Deferred revenue	29,603	29,662
Notes payable, net of unamortized debt discount of
$70,867 and $69,952, respectively	529,133	230,040
Notes payable - original issue discount, net of unamortized
debt discounts of $133,487 and $0, respectively	388,388	-

Total current liabilities	2,946,727	2,293,402

LONG TERM LIABILITIES:
Convertible notes payable, net of unamortized debt discount of $3,419,325 and $4,132,480, respectively	1,742,873	1,029,718

Total liabilities	4,689,600	3,323,120

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, authorized 150,000,000 shares, $0.01 par value; 32,965,397 and 32,259,131 shares issued and outstanding, respectively	329,655	322,592
Additional paid-in capital	32,985,368	32,026,387
Accumulated deficit	(33,154,758)	(30,391,914)
Accumulated other comprehensive loss	(4,605)	(4,605)

Total stockholders' equity	155,660	1,952,460

Total liabilities and stockholders' equity	$4,845,260	$5,275,580

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Project	$128,551	$18,150	$235,425	$45,729
Product	85,400	65,949	110,248	110,199
Total revenue	213,951	84,099	345,673	155,928

Cost of goods sold:
Project	102,567	12,940	191,458	34,127
Product	111,203	91,109	156,542	193,893
Total cost of goods sold	213,770	104,049	348,000	228,020

Gross profit (Loss)	181	(19,950)	(2,327)	(72,092)

Operating expenses
Research and development	56,835	281,405	129,673	594,931
General and administrative	411,081	1,256,532	1,188,980	2,540,831
Depreciation and amortization	148,927	119,042	302,688	218,190
Sales and marketing	14,175	114,166	84,311	246,015
Total operating expenses	631,018	1,771,145	1,705,652	3,599,967

Loss from operations	(630,837)	(1,791,095)	(1,707,979)	(3,672,059)

Other (income) expense
Interest income	(3)	(1,539)	(11)	(13,791)
Interest expense	137,339	30,448	255,151	31,152
Debt discounts related to notes and convertible debts	409,120	435,823	789,245	435,823
Other (income) expense	-	-	10,480	(2,207)
Net other (income) expense	546,456	464,732	1,054,865	450,977

Net loss	$(1,177,293)	$(2,255,827)	$(2,762,844)	$(4,123,036)

Loss per share, basic and diluted	$(0.04)	$(0.07)	$(0.09)	$(0.13)

Weighted-average common shares outstanding, basic and diluted	32,683,751	31,949,234	32,472,614	31,926,032

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2009

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balances, December 31, 2008	32,259,131	$322,592	$32,026,387	$(30,391,914)	$(4,605)	$1,952,460

Common stock issued for settlement of accrued liabilities	56,266	563	19,827	-	-	20,390
Common stock issued for services and settlement of lease	650,000	6,500	78,500	-	-	85,000
Options issued for settlement of accrued liabilities	-	-	593,354	-	-	593,354
Options vested for employees services	-	-	142,678	-	-	142,678
Options and warrants vested to consultants for services	-	-	6,521	-	-	6,521
Warrants issued with note payable	-	-	118,101	-	-	118,101
Net loss	-	-		(2,762,844)	-	(2,762,844)

Balances, June 30, 2009 (Unaudited)	32,965,397	$329,655	$32,985,368	$(33,154,758)	$(4,605)	$155,660

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,762,844)	$(4,123,036)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation and amortization	302,688	218,190
Amortization of debt discount related to warrants issued with debt	789,245	464,017
Amortization of capitalized finance cost	86,913	-
Amortization of discount related to original issue discount notes	20,600	-
Loss on disposal of assets	10,480	-
Loss on assets given to terminated employees	15,759	-
Loss on assets provided as part of lease termination	43,894	-
Common stock issued for services	25,000	7,200
Common stock issued as part of lease settlement	60,000	-
Original issue discount note issued for services	105,641	-
Options issued to employees and consultant for services	149,199	519,106
Changes in operating assets and liabilities:
Accounts receivable	(2,844)	40,423
Prepaid expenses	36,735	(807,866)
Inventory	82,518	(900,578)
Deposit on purchase of inventory	(10)	106,533
Prepaid expenses, net of current	-	(740,703)
Deposits	12,183	26,839
Accounts payable and accrued liabilities	594,523	131,647
Accrued expenses related party	30,375	24,353
Deferred revenues	(59)	(3,273)
Net cash (used in) operating activities	(400,004)	(5,037,148)

Cash flows from (to) investing activities:
Intangible expenditures	(10,210)	(22,539)
Capital outlay for software development costs and other intangible assets	(14,610)	(59,549)
Property and equipment purchases	-	(103,323)
Net cash (used in) investing activities	(24,820)	(185,411)

Cash flows from (to) financing activities:
Cash paid for offering costs	(29,094)	(315,501)
Proceeds from notes payable	300,000	-
Proceeds from original issue discount notes	270,000
Proceeds from convertible notes payable	-	5,235,097
Net cash provided by financing activities	540,906	4,919,596

Net increase (decrease) in cash and cash equivalents	116,082	(302,963)
Cash and cash equivalents at beginning of period	55,315	2,704,367

Cash and cash equivalents at end of period	$171,397	$2,401,404

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Debt discount and deferred financing cost related to convertible notes
payable recorded against paid-in capital	$-	$5,235,097
Payment of offering costs with 60,000 warrants	$-	$48,459
Conversion of convertible debts with common stock	$-	$72,899
Payment of accrued liabilities with common stock	$19,827	$113,900
Warrants for 1,096,250 shares of common stock granted related to issuance of notes payable	$118,001	$-
Payment of accrued liabilities with notes payable	$41,859	$-
Payment of accrued liabilities with warrants	$593,354	$-

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 1 —BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company" or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Reclassifications

Certain prior year amounts were reclassified to conform to the June 30, 2009 presentation.

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2009, had an accumulated deficit of $33,154,758. For the three and six months ended June 30, 2009, the Company sustained a net loss of $1,177,293 and $2,762,844, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

The Company believes there are several factors in continuing as a going concern. The Company has dramatically reduced operating expenses and staff in the first quarter of 2009 and will continue do so in areas deemed non-essential during 2009 while maintaining the resources to continue to sell its hardware and software products. Additionally, in the immediate timeframe, the Company has put more emphasis on haptics development projects. These projects have historically generated revenues and expanded the intellectual property portfolio. Next, the Company is anticipating the release of new top tier games in the second half of 2009, which should generate additional product sales.  Lastly, the Company will seek to raise additional funding through debt or equity financing during the next twelve months.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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

Software Development Costs

The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of June 30, 2009, the Company’s capitalized software development costs totaled $514,102 (net of $435,983 of accumulated amortization)  The estimated annual amortization expense related to the capitalized software development cost is approximately $155,000 per year.  Amortization expense related to software development costs for the three and six months ended June 30, 2009 and 2008 totaled $43,418 and $86,189, and $39,225 and $76,983, respectively.

The Company follows Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred during the development of internal use software. Through June 30, 2009, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all related costs to research and development expense in the periods incurred.

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $13,064 and $31,608, and $26,849 and $ 51,019 for the three and six months ended June 30, 2009 and 2008, respectively.

Intangible Assets

Intangible assets consist of licensing agreements of $1,245,543 and patents of $50,917, and are carried at cost less accumulated amortization of $790,773 at June 30, 2009.  Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 20 years. For the three and six months ended June 30, 2009 and 2008, the Company recognized amortization expense of approximately $92,445 and $184,891, and $52,968 and $90,188, respectively, related to intangible assets.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

Annual amortization of intangible assets remaining at June 30, 2009, is as follows:

For the twelve months ending June 30,
2010	$348,153
2011	113,553
2012	5,191
2013	2,441
2014 and thereafter	36,349
Total	$505,687

In August 2008, the Company entered into a licensing agreement for several games, with a guaranteed minimum royalty of $100,000.  In March 2009, the Company signed an amendment to reduce the minimum royalty to $15,000 for a total of two games.  The Company has accrued for the $15,000 as of December 31, 2008.  This amount was paid in March 2009.

The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires intangible assets to be tested for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which has been superseded by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs a periodic review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over the remaining lives against the respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. After an impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis. No impairment loss was recorded during the three and six months ended June 30, 2009 or 2008.

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
JUNE 30, 2009 AND 2008
(Unaudited)

The Company’s revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) 45, Long-Term Construction-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.  As of June 30, 2009 and December 31, 2008 the Company did not have any costs and estimated earnings in excess of billings on contracts or any billings in excess of costs and estimated earnings on contracts.

For project revenue that is not under fixed price programming contracts, the Company recognizes revenues as the services are completed.

Revenue from product sales relates to the sale of the Falcon haptics interface, which is a human-computer user interface (the “Falcon”) and related accessories. The Falcon allows the user to experience the sense of touch when using a computer, while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue from product sales is recognized when the products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if all these revenue from product sales requirements are not met, such sales will be recorded as deferred revenue until such time as all revenue recognition requirements are met.

As of June 30, 2009 and December 31, 2008, the Company had recorded $29,603 and 29,662, respectively, of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold, which for the three and six months ended June 30, 2009 and 2008 approximated $23,219 and $29,728, and $16,800 and $24,900, respectively.

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
JUNE 30, 2009 AND 2008
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

The Company’s customers are provided a one (1) year limited warranty on the Falcon. This warranty guarantees that the products shall be free from defects in material and workmanship. Additionally, the Company offers its customers of the Falcon a 30 day money back guarantee. The Company continually evaluates its reserve accounts for both the limited warranty and 30 day money back guarantee based on its historical activities. As of June 30, 2009 and December 31, 2008, the Company has accrued $15,000 and $17,000, respectively, as warranty reserve.

Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of June 30, 2009 and December 31, 2008, the Company had a total of 16,197,109 and 10,783,473 in potentially dilutive securities, respectively.

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

The Company recognized $22,212 and $142,678, and $114,967 and $237,106 in employee share-based compensation expense for the three and six months ended June 30, 2009 and 2008, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model.   In calculating the fair value of options for stock based compensation for the three and six months ended June 30, 2009, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranging from 4.00% to 5.25%, volatility of the options ranging from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranging from $0.66 to $1.06 per share.  In calculating the fair value of options for stock based compensation for the three and six months ended June 30, 2008, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranging from 4.00% to 5.25%, volatility of the options ranging from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranging from $0.66 to $1.20 per share.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, including related amendments and interpretations. The related expense is recognized over the period the services are provided. For the three and six months ended June 30, 2009 and 2008, stock options and warrants issued to consultants and other non-employees as compensation for services that vested during those periods totaled $47,322 and $6,521, and $147,429 and $282,000, respectively.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

Research and Development

Research and development costs are expensed as incurred and amounted to $56,835 and $129,673, and $281,405 and $594,931 for the three and six months ended June 30, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 – PREPAID ASSETS

As of June 30, 2009, prepaid expenses totaling $1,658,407 principally consist of prepayments towards marketing costs, insurance premiums, rents and royalties. Prepayments on royalties comprise a significant portion of the prepaid expenses at June 30, 2009 totaling $1,580,513 of which $1,214,430 is considered long-term portion due to the length of the related license and royalty agreements and the expected realization.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2009:

Licensing agreements	$1,245,543
Patent	50,917
Less accumulated amortization	(790,773)
$505,687

NOTE 5 – NOTES PAYABLE

In December 2008, the Company issued two promissory notes totaling $300,000 secured by all of the Company’s intellectual property, annual interest rate of eight percent (8%), principal and interest due at maturity, and maturity date of December 4, 2009.  If the notes are not paid back by the maturity date, then Novint will have the right but not the obligation to refinance the notes with new notes equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of eight percent (8%). The new notes are convertible into common stock at a rate of $0.50/share.  Additionally, the Company issued each note holder a detachable warrant for 150,000 shares of the Company’s common stock for a total of 300,000 shares.  The Company has accounted for the warrants to purchase 300,000 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory notes payable with an estimated fair value of $100,962 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 119%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $300,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $224,460 and $75,540, respectively.  The allocable estimated fair value of the warrants totaling $75,540 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and six months ended June 30, 2009, the Company’s debt discount amortization expense totaled $18,833 and $37,459, respectively.  The remaining unamortized debt discount at June 30, 2009 totaled $32,493.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

In January 2009, the Company issued a promissory note totaling $100,000 secured by all of the Company’s intellectual property, annual interest rate of eight percent (8%), principal and interest due at maturity, and maturity date of December 4, 2009.  If the note is not paid back by the maturity date, then Novint will have the right but not the obligation to refinance the note with a new note equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of eight percent (8%). The new note would be convertible into common stock at a rate of $0.50/share.  Additionally, the Company issued the note holder a detachable warrant for 100,000 shares of the Company’s common stock.  The Company has accounted for the warrant to purchase 100,000 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory note payable with an estimated fair value of $37,479 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 117%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $100,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $72,738 and $27,262, respectively.  The allocable estimated fair value of the warrants totaling $27,262 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and six months ended June 30, 2009, the Company’s debt discount amortization expense totaled $7,657 and $14,052, respectively.  The remaining unamortized debt discount at June 30, 2009 totaled $13,210.

In June 2009, the Company issued a promissory note totaling $200,000 secured by all of the Company’s intellectual property, annual interest rate of eight percent (8%), principal and interest due at maturity, and maturity date of June 18, 2010.  If the note is not paid back by the maturity date, then Novint will have the right but not the obligation to refinance the note with a new note equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of ten percent (10%). The new note would be convertible into common stock at a rate of $0.50/share and for every two shares issued on conversion of the convertible note, the holder would receive a warrant to purchase one share of common stock at an exercise price of $0.50 per share.  Additionally, the Company issued the note holder a detachable warrant for 300,000 shares of the Company’s common stock.  The Company has accounted for the warrant to purchase 300,000 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory note payable with an estimated fair value of $30,299 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 148%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $300,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $173,687 and $26,313, respectively.  The allocable estimated fair value of the warrants totaling $26,313 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and six months ended June 30, 2009, the Company’s debt discount amortization expense totaled $1,149 and $1,149, respectively.  The remaining unamortized debt discount at June 30, 2009 totaled $25,164.

NOTE 6 – ORIGINAL ISSUE DISCOUNT NOTES PAYABLE

During February and March 2009, the Company received $220,000 for three promissory notes totaling $275,000 with 150% warrant coverage.  The notes are secured by all of the Company’s assets and intellectual property, no stated interest rate, principal due February 2010.  These notes are considered original issue discount notes whereby the discount (difference between the face value of the notes of $275,000 and amounts actually received of $220,000) will be amortized over the lives of the notes. For the three and six months ended June 30, 2009, the Company amortized interest expense totaled $16,972 and $13,750, respectively.  The remaining unamortized original issue discount at June 30, 2009 totaled $38,028.  If the notes are prepaid, the exercise price of the warrants will adjust to the fair market value of the Company’s stock at the time of prepayment, subject to a floor of $0.02 and a ceiling of $1.00. If an investor sells any shares of our common stock during 120 days prior to the maturity date of the note, the strike price will automatically reset to $2.00. If the notes are not paid back by the maturity date, then the Company will have the right but not the obligation to refinance the notes with new notes equaling the principal and accrued interest from the first note, with a new maturity date one year later and an annual interest rate of five percent (5%). The new note would be convertible into common stock at a rate of $0.0625/share on the principal balance only. The conversion rate is subject to change based upon the provision in the note.  The Company has accounted for the 150% warrants coverage to purchase 330,000 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory notes payable with an estimated fair value of $44,677 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility ranging from 122% to 142%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $275,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $236,597 and $38,403, respectively.  The allocable estimated fair value of the warrants totaling $38,403 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and six months ended June 30, 2009, the Company’s debt discount amortization expense totaled $9,586 and $12,208, respectively.  The remaining unamortized debt discount at June 30, 2009 totaled $26,195.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

In April 2009, the Company received $50,000 for a promissory note totaling $62,500 with 150% warrant coverage.  The note is secured by all of the Company’s assets and intellectual property, no stated interest rate, principal due April 2010.  The note is considered original issue discount note whereby the discount (difference between the face value of the note of $62,500 and amount actually received of $50,000) will be amortized over the life of the note. For the three and six months ended June 30, 2009, the Company amortized interest expense totaled $2,604 and $2,604, respectively.  The remaining unamortized original issue discount at June 30, 2009 totaled $9,896.  If the note is prepaid, the exercise price of the warrants will adjust to the fair market value of the Company’s stock at the time of prepayment, subject to a floor of $0.02 and a ceiling of $1.00. If the investor sells any shares of our common stock during 120 days prior to the maturity date of the note, the strike price will automatically reset to $2.00. If the note is not paid back by the maturity date, then the Company will have the right but not the obligation to refinance the notes with new a note equaling the principal and accrued interest from the first note, with a new maturity date one year later and an annual interest rate of five percent (5%). The new note would be convertible into common stock at a rate of $0.0625/share on the principal balance only.

The conversion rate is subject to change based upon the provision in the note.  The Company has accounted for the 150% warrant coverage to purchase 75,000 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory notes payable with an estimated fair value of $6,889 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 148%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $62,500 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $56,295 and $6,205, respectively.  The allocable estimated fair value of the warrants totaling $6,205 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and six months ended June 30, 2009, the Company’s debt discount amortization expense totaled $2,060 and $2,060, respectively.  The remaining unamortized debt discount at June 30, 2009 totaled $4,145.

In June 2009, the Company issued three promissory notes totaling $184,375 for services received with values totaling $147,500, no stated interest rate, principal due at maturity, and maturity date of June 2010.  These notes are considered original issue discount notes whereby the discounts (difference between the face value of the note of $184,375 and amount actually received of $147,500) will be amortized over the lives of these notes. For the three and six months ended June 30, 2009, the Company amortized interest expense totaled $1,024 and $1,024, respectively.  The remaining unamortized original issue discount at June 30, 2009 totaled $35,851.  Additionally, the Company issued the note holders detachable warrants totaling 221,250 shares of the Company’s common stock.  The Company has accounted for the warrants to purchase 221,250 shares under Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” as additional consideration to the promissory note payable with an estimated fair value of $22,330 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 149%; risk free interest rate of 2.24%; dividend yield of 0%; and 5 year term.  The face amount of the promissory notes of $184,375 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $164,457 and $19,918, respectively.  The allocable estimated fair value of the warrants totaling $19,918 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and six months ended June 30, 2009, the Company’s debt discount amortization expense totaled $546 and $546, respectively  The remaining unamortized debt discount at June 30, 2009 totaled $19,372.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In March 2008, the Company closed on a $2,025,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and the subscribers’ signatory thereto (the "Subscription Agreement"). From April 2008 through June 2008, the Company closed an additional $3,210,097 for an aggregate Subscription Agreement amount of $5,235,097.  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  Certain existing shareholders of the Company are entitled to purchase notes and warrants under the terms of the Subscription Agreement and the Company was required to create a second offering of these notes and warrants. The Company has recorded $459,073 as deferred financing costs associated with the closing that occurred on June 9, 2008. This amount represents $197,049 for legal expenses associated with the private placement, $149,403 paid to an investment banking company and $112,621 for the value of warrants to purchase 143,403 shares of the Company’s common stock at $1.00 per share for 5 years owed to the same investment banking company. These amounts are being amortized to interest expense over the term of the notes.

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27 and 00-19. The estimated fair value of the detachable warrants of $4,462,663 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 124% to 125%, risk free interest rate of 3.77%; dividend yield of 0% and 3 year term. The face amount of the convertible debenture of $5,235,097 was proportionately allocated to the debenture and the warrants in the amount of $2,849,425 and $2,385,672, respectively. The convertible debentures’ proportionate allocated value of $2,849,425 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining value of $2,849,425 was allocated to the beneficial conversion feature. The beneficial conversion feature of $2,849,425 was allocated to the stock due upon conversion of $2,058,623 and the warrants due upon conversion of $790,802.  In accordance with EITF 00-27, the beneficial conversion feature attributed to the warrants due upon conversion of $790,802 is recorded as a debt discount and will not be amortized until the notes are converted at which time the entire discount will be expensed.  The combined total value of the initial warrant and beneficial conversion feature attributed to the stock of $4,444,295 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.  For the three and six months ended June 30, 2009 and 2008, the Company’s debt discount amortization expense totaled $360,681 and $721,771, and $-0-, and $435,823, respectively.  The remaining unamortized debt discount at June 30, 2009 totaled $3,419,325.

As the notes are non-interest bearing for the first year, the Company has imputed interest for the first year.  The Company recorded interest expense of $60,226 and $120,465, for the three and six months ended June 30, 2009.  As of June 30, 2009 and December 31, 2008 the Company accrued interest of $293,052 and $174,904, respectively.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Also in February 2009, the Board of Directors granted 100,000 options to purchase shares of common stock at an exercise price of $1.00 per share to a consultant for past services, of which $4,389 of the total value of $6,089 was for services performed during 2008.  The remaining $1,700 was recorded as expense during the six months ended June 30, 2009.  The Board of Directors also approved and the Company issued 250,000 restricted shares of common stock to a consultant for consulting services and recorded an expense for the six month ended June 30, 2009 with a value totaling $25,000.  The shares were issued in May 2009.

In May 2009, the Company issued 31,266 shares of common stock to a consultant for compensation relating to accounting services with a total value of $7,890.  8,578 of these shares valued at $4,260 were for services rendered and recorded in 2008. 22,688 of these shares valued at $3,630 were for services rendered in the first quarter of 2009.

In May 2009, the Company issued 25,000 shares of common stock to a consultant for services previously performed with a total value of $12,500.   This amount was accrued for as of December 31, 2008.

In May 2009, the Company issued 400,000 shares of common stock as part of the lease settlement for the New Mexico office with a total value of $60,000.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

On March 1, 2009, the Company signed a lease termination agreement for the headquarter office.  The Company paid $30,000, forfeited the security deposit of approximately $11,000, transferred title to assets (office furniture, leasehold improvements and a vehicle) with a net book value of $43,894, and issued 400,000 shares of common stock with a fair value of $60,000 in exchange for termination of the original lease obligation and use of one small office and 1500 square feet of storage rent free for at least six months. The shares issued have a provision limiting sales to a percentage of volume.

In February 2009, the Company terminated many of its employees in order to reduce expenses and have retained the personnel necessary to continue key operations to maintain sales.   The Company does not anticipate or expect any additional expenses related to the termination other than amounts earned up through the date of termination.  Included in accrued payroll related liabilities on the accompanying balance sheet as of June 30, 2009 is $77,680 related to potential severance liabilities owed to these terminated employees.  As part of the terminations, the Company allowed the terminated employees to keep their computer equipment with a net book value of $15,579 and accelerated the vesting of certain options.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 10 — RELATED PARTIES

On February 18, 2004, the Company granted to a significant shareholder, for future services, 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting.   The remaining options were fully vested on February 18, 2009 and the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 2.24%, volatility of 120%, estimated life of 10 years and a fair market value of $0.20 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $0 and $(1,651), and $6,027 and $10,917, respectively, was recorded as consultant expense during the three and six months ended June 30, 2009 and 2008.  The options were fully vested on February 18, 2009.

In March 2004, Normandie New Mexico Corporation, which is owned by the former Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the three and six months ended June 30, 2009 and 2008, the Company had paid $0 and $0, and $12,500 and $37,500, respectively for these services.  All remaining amounts totaling $62,500 owed were settled during the three months ended June 30, 2009 by the issuance of an original issue discount note payable in the amount of $78,125 and the issuance of five year warrants to purchase 93,750 shares of common stock at an exercise price of $1.00.  See Note 5.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the members of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. The remaining options were fully vested on June 10, 2009 and the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 2.24%, volatility of 151%, estimated life of 10 years and a fair market value of $0.10 per share. The vesting schedule is prorated over the reporting period, and approximately $1,078 and $(7,832), and $12,000 and $26,000, respectively, was recorded as consulting expense during the three and six months ended June 30, 2009 and 2008.

On March 9, 2006 the Company granted 250,000 options to purchase common stock to an employee, who is the brother of the Company’s Chief Executive Officer, at an exercise price of $1.00 per share. The options have a ten year term and a vesting schedule of 50,000 shares per year beginning March 9, 2007. At March 9, 2006, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.86%, volatility of 36%, estimated life of 10 years and a fair market value of $1.00 per share.   The vesting schedule is prorated over the reporting period, and approximately $7,135 and $14,270, and $7,135 and $14,270, respectively, was recorded as consulting expense during the three and six months ended June 30, 2009 and 2008.

In November 2006, the Company granted 1,500,000 options to purchase common stock to one of the members of the Company’s Board of Directors for future consulting services at an exercise price of $0.90 per share. The options have a 2-year annual vesting provision which 750,000 these options vested immediately. At December 31, 2006, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 146%, estimated life of 10 years and a fair market value of $1.05 per share. The vesting schedule is prorated over the reporting period, and approximately $0 (fully vested as of December 31, 2008) and $61,496 and $122,292, respectively, was recorded as consultant expense during the three and six months ended June 30, 2009 and 2008.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On July 23, 2007, the Company entered into a perpetual employment agreement with an individual who is related with the Chief Executive Officer through family marriage.  Under the agreement, the employee is entitled to an annual base salary of $68,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance equal to this employee’s base salary for a two week period if this employee is terminated by the Company without cause.  Additionally, the employment agreement granted this employee an option for 25,000 shares of common stock with an exercise price of $0.95 per share which vests over a five-year period.  In October 2008, this employee was terminated, and 15,000 of the options were cancelled.  As of June 30, 2009, there is an accrual of $2,672 for the severance pay that has not yet been issued.

One of the members of the Company’s Board of Directors provides legal services to Company.  Total legal expense incurred by the Company for such legal services by this director totaled $21,085 and $33,141, and $68,106 and $100,935 for the three and six months ended June 30, 2009 and 2008, respectively.  At the beginning of 2008, the Company granted this board member options to purchase 100,000 shares of common stock with an exercise price of $.89 per share for service performed and to be performed in relation to the Company’s patents.  As of June 30, 2009, 10,709 options had vested and the Company has recorded $5,344 in expense related to these vested options.  In June 2009, in satisfaction of $50,000 owed for legal services previously accrued, the Company issued an original issue discount note payable in the amount of $62,500 and the issuance of five year warrants to purchase 75,000 shares of common stock at an exercise price of $1.00.  See Note 5.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have derived revenues from 3D touch hardware sales, 3D touch software sales, and the development of professional applications for our customers. We launched our Falcon product in June 2007, and are selling it primarily on our on-line store. We launched an on-line game store in November 2007. We also have completed a number of professional application contracts with customers who desire custom developed software.

Novint focuses many of its efforts to exploit opportunities in the consumer console and PC interactive games market, and is also looking to expand its efforts in other areas of computer touch in funded projects. Using our haptics technology, games and applications will have the crucial missing “third sense”, touch, to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software.  Our haptic technology and related hardware for consumers is the primary focus of our operations, but we will continue to develop our professional applications.  We will devote much of our resources to further developing the video game market and seeking new business relationships with video game developers and publishers and hardware manufacturers.  We began selling our haptic product, the Novint Falcon, in June 2007 through our website at www.novint.com.  We currently are selling one haptic hardware product, which is a haptic game controller device called the Novint Falcon marketed in a bundled package that includes several games. In late 2007, we launched an on-line game store where consumers can purchase and download a variety of game titles.  In 2008, we launched a pistol grip attachment for the Falcon.  Although our sales of the Novint Falcon and games since product launch have been limited, sales of the Novint Falcon, the pistol grip, and games have begun to increase resulting from the release of new software and games in 2009. One of the most significant drivers of revenue for Novint will be games and content. This is true not only in the revenue we receive from the games themselves, but largely because this is a criterion we see many of our customers desiring in order to justify the Falcon hardware purchase. For example, if the Novint Falcon has many games available to play on it, a customer can purchase a single piece of hardware and then over time purchase multiple games that give a unique gaming experience, making the initial hardware purchase valuable over a larger amount of time and across a larger number of games. In 2008, we entered into licensing agreements with Valve Software and Electronic Arts among others, and therefore several new AAA level games will soon be supported by the Falcon.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our financial statements for the quarter ended June 30, 2009 and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2009. New accounting policies and practices were implemented in 2008 and in 2009 as necessary based on the launch of our haptics product sales in June 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008.

REVENUES. During the three months ended June 30, 2009, we had revenues of $213,951 as compared to revenues of $84,099 during the three months ended June 30, 2008, an increase of approximately 154%. During the three months ended June 30, 2009, our revenues were derived from the development of professional applications for customers totaling $128,551 and the sale of our haptics technology products totaling $85,400.  Our sales of our haptics technology products increased 29% from 2008, while our revenues from the development of professional applications increased 608% as we continued to place emphasis on our professional applications during the quarter.  We will continue to provide development of professional applications and in 2009 we expect to grow this part of our business similarly to how we have in the past.  Much of our focus will remain on the video game business, but we expect to place more emphasis on professional applications in our Advanced Products Group than we had from 2006 to 2008.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold, which consists of the cost of the haptics technology products sold, materials purchased for resale to customers, the direct labor incurred for delivering on projects, warehousing and freight costs, and inventory write-downs were $213,770 for the three months ended June 30, 2009, compared to $104,049 for the three months ended June 30, 2008.  Our overall gross profit percentage was approximately (0)% for the three months ended June 30, 2009, compared to a gross loss percentage of (24)% for the three months ended June 30, 2008.  For the three months ended June 30, 2009, our gross profit from our development of professional applications approximated 20%, a decrease from a gross profit of 29% for the second quarter of 2008, due to the use of contract labor to complete the projects. Our gross loss experienced from the sale of our haptics technology product in the second quarter of 2009 was (30)%, an improvement from 2008 when the gross loss percentage was (38)%.  Our gross loss experienced from the sales of our haptics technology product continues to be impacted by our high warehousing, and in this quarter we had some special promotional pricing on the products.  Last quarter, we reevaluated our distribution channels to find a more cost-effective solution.  Warehousing costs for the three months ended June 30, 2009 and 2008 were $18,461 and $20,839, respectively.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development totaled $56,835 for the three months ended June 30, 2009 compared to $281,405 for the three months ended June 30, 2008, a decrease of $224,570 or 80%.  During the first half of 2008, we focused on the development of games for use with the Falcon.  In the first half of 2009, we have decreased the rate of development of new software associated with the haptics technology product to match the release schedule of our games.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $411,081 for the three months ended June 30, 2009, compared to $1,256,532 for the three months ended June 30, 2008, a decrease of $845,451 or 67%.  In 2009, we are reorganizing our infrastructure to significantly reduce our costs, while still continuing to market the product. The decrease in general and administrative expenses compared to the prior year was primarily related to this reorganization.  Business and professional fees decreased approximately $251,000, insurance expense decreased $49,000, royalty expense decreased approximately $11,000, rent decreased $28,000, and payroll and other overhead expenses decreased approximately $507,000 largely due to a reduction in the number of employees.

DEPRECIATION AND AMORTIZATION EXPENSE.   Depreciation and amortization expense totaled $148,927 for the three months ended June 30, 2009 compared to $119,042 for the three months ended June 30, 2008, an increase of $29,885 or 25%.  This expense increased between the two periods as a result of an increase in our investment in intangibles and capitalized software and hardware.

SALES AND MARKETING EXPENSE.  Sales and marketing expense totaled $14,175 for the three months ended June 30, 2009 compared to $114,166 for the three months ended June 30, 2008, a decrease of $99,991 or 88%.  In 2009, we had fewer co-op marketing programs with retailers as we refocused our distribution channels, and there was a general reduction in marketing efforts, as we restructured our infrastructure.

LOSS FROM OPERATIONS.  We had a loss from operations of $630,837 for the three months ended June 30, 2009, compared to a loss from operations of $1,791,095 for the three months ended June 30, 2008. Our operating losses have decreased $1,160,258 primarily as a result of the decrease in our operating expenses as described above.

NET LOSS. We had a net loss of $1,177,293, or $0.04 per share, for the three months ended June 30, 2009, compared to $2,255,827, or $0.07 per share, for the three months ended June 30, 2008. There was a decrease in the net loss of $1,078,534, which is a result of a decrease in the loss from operations of approximately $1,160,000, a decrease in interest income of approximately $1,500, and a net increase in interest expense and debt discount related to convertible debt of approximately $80,000.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008.

REVENUES. During the six months ended June 30, 2009, we had revenues of $345,673 as compared to revenues of $155,928 during the six months ended June 30, 2008, an increase of approximately 122%. During the six months ended June 30, 2009, our revenues were derived from the development of professional applications for customers totaling $235,425 and the sale of our haptics technology products totaling $110,248.  Our sales of our haptics technology products remained consistent with 2008, while our revenues from the development of professional applications increased 415% as we placed emphasis on our professional applications during the first half of 2009 while we were restructuring our distribution channels for the haptics product.  We will continue to provide development of professional applications and in 2009 we expect to grow this part of our business similarly to how we have in the past.  Much of our focus will remain on the video game business, but we expect to place more emphasis on professional applications in our Advanced Products Group than we had from 2006 to 2008.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold, which consists of the cost of the haptics technology products sold, materials purchased for resale to customers, the direct labor incurred for delivering on projects, warehousing and freight costs, and inventory write-downs were $348,000 for the six months ended June 30, 2009, compared to $228,020 for the six months ended June 30, 2008.  Our overall gross loss percentage was approximately (1)% for the six months ended June 30, 2009, compared to a gross loss percentage of (46)% for the six months ended June 30, 2008.  For the six months ended June 30, 2009, our gross profit from our development of professional applications approximated 19%, a decrease from a gross profit of 25% for the first half of 2008, due to the use of contract labor to complete the projects. Our gross loss experienced from the sale of our haptics technology product in the first half of 2009 was (42)%, an improvement from 2008 when the gross loss percentage was (76)%.  Our gross loss experienced from the sales of our haptics technology product continues to be impacted by our high warehousing.  Last quarter, we reevaluated our distribution channels to find a more cost-effective solution.  Warehousing costs for the six months ended June 30, 2009 and 2008 were $41,743 and $64,740, respectively.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development totaled $129,673 for the six months ended June 30, 2009 compared to $594,931 for the six months ended June 30, 2008, a decrease of $465,258 or 78%.  During the first half of 2008, we focused on the development of games for use with the Falcon.  In the first half of 2009, we have decreased the rate of development of new software associated with the haptics technology product to match the release schedule of our games.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,188,980 for the six months ended June 30, 2009, compared to $2,540,831 for the six months ended June 30, 2008, a decrease of $1,351,851 or 53%.  In 2009, we are reorganizing our infrastructure to significantly reduce our costs, while still continuing to market the product. The decrease in general and administrative expenses compared to the prior year was primarily related to this reorganization.  Business and professional fees decreased approximately $606,000, insurance expense decreased $58,000, royalty expense decreased approximately $32,000, rent increased approximately $108,000 as we reached an agreement for an early termination of an office lease in the first quarter of 2009,  and payroll and other overhead expenses decreased approximately $764,000 largely due to a reduction in the number of employees.

DEPRECIATION AND AMORTIZATION EXPENSE.   Depreciation and amortization expense totaled $302,688 for the six months ended June 30, 2009 compared to $218,190 for the six months ended June 30, 2008, an increase of $84,498 or 39%.  This expense increased between the two periods as a result of an increase in our investment in intangibles and capitalized software and hardware.

SALES AND MARKETING EXPENSE.  Sales and marketing expense totaled $84,311 for the six months ended June 30, 2009 compared to $246,015 for the six months ended June 30, 2008, a decrease of $161,704 or 66%.  In 2009, we had fewer co-op marketing programs with retailers as we refocused our distribution channels, and there was a general reduction in marketing efforts, as we restructured our infrastructure.

LOSS FROM OPERATIONS.  We had a loss from operations of $1,707,979 for the six months ended June 30, 2009, compared to a loss from operations of $3,672,059 for the six months ended June 30, 2008. Our net losses have decreased $1,964,080 primarily as a result of the decrease in our operating expenses as described above.

NET LOSS. We had a net loss of $2,762,844, or $0.09 per share, for the six months ended June 30, 2009, compared to $4,123,036, or $0.13 per share, for the six months ended June 30, 2008. There was a decrease in the net loss of $1,360,192, which is a result of a decrease in the loss from operations of approximately $1,964,000, a decrease in interest income of approximately $14,000, a net increase in interest expense and debt discount related to convertible debt of approximately $577,000, and an increase in other expenses of $13,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had a total cash balance of $171,397.  Our cash flow from operating activities for the six months ended June 30, 2009 resulted in a deficit of $400,004 compared with a deficit of $5,037,148 in the same period of the prior year.  This decrease in the deficit from operating activities of approximately $4,637,144 was a result of a reduction in operating losses, fewer investments in prepaid expenses and inventory, increase in non-cash adjustments to reconcile net loss to net cash and an increase in our accounts payable and accrued expenses.  Our cash flow from investing activities for the six months ended June 30, 2009 resulted in a deficit of $24,820 compared with a deficit of $185,411 in the same period of the prior year, representing less investment in fixed assets and investments in games through both licensing and internal development. Our cash flow from financing activities for the six months ended June 30, 2009 resulted in a surplus of $540,906 from the issuance of notes payable compared to a surplus of $4,919,596 in the same period of the prior year from the net proceeds from convertible notes payable.  Overall, our cash increased by $116,082 during the six months ended June 30, 2009.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2009, had an accumulated deficit of $33,154,758. For the three and six months ended June 30, 2009, the Company sustained a net loss of $1,177,293 and $2,762,844, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

The Company believes there are several factors in continuing as a going concern. The Company has dramatically reduced operating expenses and staff in the first quarter of 2009 and will continue do so in areas deemed non-essential during 2009, while maintaining the resources to continue to sell its hardware and software products. Additionally, in the immediate timeframe, the Company has put more emphasis on haptics development projects. These projects have historically generated revenues and expanded the intellectual property portfolio. Next, the Company is anticipating on releasing new top tier games in the second half of 2009, which should generate additional product sales.  Lastly, the Company will seek to raise additional funding through debt or equity financing during the next twelve months.

Contractual Obligations

We had an operating lease for our office located in San Diego, California that expired on July 31, 2009.  The monthly rent for this location was $4,040.  The lease was not renewed.

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

There have been no material developments during the quarter ended June 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2009, we issued 250,000 restricted shares of common stock to Leonard Friedman for consulting services with a value totaling $25,000. We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registration under the Act.

In May 2009, we issued 31,266 shares of common stock to Ralph Anderson for compensation relating to accounting services with a total value of $7,890. We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registration under the Act.

In May 2009, we issued 25,000 shares of common stock to CFSG for services previously performed with a total value of $12,500. We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registration under the Act.

In May 2009, we issued 400,000 shares of common stock to The Shops at Westpark, LLC as part of a lease settlement for our New Mexico office with a total value of $60,000. We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registration under the Act.

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

NOVINT TECHNOLOGIES, INC.
(Registrant)

Date: August 19, 2009	By:	/s/ Tom Anderson
Tom Anderson
Chief Executive Officer, President, and Chief Financial Officer