Form 10-Q
period 2009-09-30
NOVINT TECHNOLOGIES INC
filed 2009-11-23
CIK 1282980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-51783

NOVINT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 33,065,397 issued and outstanding as of November 17, 2009.

NOVINT TECHNOLOGIES, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

Novint Technologies, Inc.
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$128,870	$55,315
Accounts receivable, net	82,774	57,170
Prepaid expenses and other current assets	126,585	674,608
Inventory	1,134,734	1,333,632
Deposit on purchase of inventory	8,050	14,722
Deposits	-	12,181

Total current assets	1,481,013	2,147,628

PROPERTY AND EQUIPMENT, NET	349,299	463,080
DEFERRED FINANCING COSTS	262,912	362,247
PREPAID EXPENSES - NET OF CURRENT PORTION	1,491,455	1,020,534
SOFTWARE DEVELOPMENT COSTS, NET	472,299	585,682
INTANGIBLE ASSETS, NET	413,242	680,367
DEPOSITS, NET OF CURRENT PORTION	-	16,042

Total assets	$4,470,220	$5,275,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$891,109	$684,277
Accrued payroll related liabilities	621,376	939,298
Accrued expenses	626,292	323,548
Accrued expenses - related parties	65,290	86,577
Deferred revenue	29,828	29,662
Notes payable, net of unamortized debt discount of
$35,282 and $69,952, respectively	564,718	230,040
Notes payable - original issue discount, net of unamortized
debt discounts of $169,070 and $0, respectively	582,618	-

Total current liabilities	3,381,231	2,293,402

LONG TERM LIABILITIES:
Convertible notes payable, net of unamortized debt
discount of $3,054,682 and $4,132,480, respectively	2,107,516	1,029,718

Total liabilities	5,488,747	3,323,120

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, authorized 150,000,000 shares, $0.01
par value; 33,065,397 and 32,259,131 shares issued
and outstanding, respectively	330,655	322,592
Additional paid-in capital	33,340,011	32,026,387
Accumulated deficit	(34,684,588)	(30,391,914)
Accumulated other comprehensive loss	(4,605)	(4,605)

Total stockholders' equity (deficit)	(1,018,527)	1,952,460

Total liabilities and stockholders' equity (deficit)	$4,470,220	$5,275,580

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Project	$241,953	$4,500	$477,378	$50,229
Product	113,216	71,649	223,464	181,848
Total revenue	355,169	76,149	700,842	232,077

Cost of goods sold:
Project	145,253	3,014	336,711	37,141
Product	193,054	123,072	349,596	316,965
Total cost of goods sold	338,307	126,086	686,307	354,106

Gross Profit (Loss)	16,862	(49,937)	14,535	(122,029)

Operating expenses
Research and development	38,164	323,649	167,837	918,580
General and administrative	703,020	1,172,334	1,892,000	3,732,968
Depreciation and amortization	147,256	161,416	449,944	379,606
Sales and marketing	80,132	152,479	164,443	378,688
Total operating expenses	968,572	1,809,878	2,674,224	5,409,842

Loss from operations	(951,710)	(1,859,815)	(2,659,689)	(5,531,871)

Other (income) expense
Interest income	(2)	(1,521)	(13)	(15,312)
Interest expense	155,508	45,880	410,659	77,032
Debt discounts related to notes and convertible debts	422,614	431,264	1,211,859	867,087
Other (income) expense	-	-	10,480	(2,207)

Net other (income) expense	578,120	475,623	1,632,985	926,600

Net loss	$(1,529,830)	$(2,335,438)	$(4,292,674)	$(6,458,471)

Loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.13)	$(0.20)

Weighted-average common shares
outstanding, basic and diluted	32,994,745	32,259,424	32,648,570	32,023,821

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2009

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balances, December 31, 2008	32,259,131	$322,592	$32,026,387	$(30,391,914)	$(4,605)	$1,952,460

Common stock issued for settlement of
accrued liabilities	156,266	1,563	33,827	-	-	35,390
Common stock issued for services and settlement of lease	650,000	6,500	78,500	-	-	85,000
Options issued for settlement of accrued liabilities	-	-	593,354	-	-	593,354
Options vested for employees services	-	-	153,647	-	-	153,647
Options and warrants vested to consultants for services	-	-	292,993	-	-	292,993
Warrants issued with note payable	-	-	161,303	-	-	161,303
Net loss	-	-		(4,292,674)	-	(4,292,674)

Balances, September 30, 2009 (Unaudited)	33,065,397	$330,655	$33,340,011	$(34,684,588)	$(4,605)	$(1,018,527)

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
 STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,292,674)	$(6,458,471)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation and amortization	449,944	379,606
Amortization of debt discount related to warrants issued with debt	1,211,859	867,087
Amortization of capitalized finance cost	133,429	65,722
Amortization of discount related to original issue discount notes	47,736	-
Loss on disposal of assets	10,480	-
Loss on assets given to terminated employees	15,759	-
Loss on assets provided as part of lease termination	43,894	-
Common stock issued for services	25,000	27,200
Common stock issued as part of lease settlement	60,000	-
Original issue discount note issued for services	239,491	-
Options issued to employees and consultant for services	446,640	734,308
Changes in operating assets and liabilities:
Accounts receivable	(25,605)	52,269
Prepaid expenses	354,127	(857,186)
Inventory	198,898	(1,150,187)
Deposit on purchase of inventory	6,672	420,705
Prepaid expenses, net of current	(277,025)	(854,007)
Deposits	16,223	14,839
Accounts payable and accrued liabilities	819,961	(98,452)
Accrued expenses related party	28,462	17,401
Deferred revenues	166	(15,576)
Net cash (used in) operating activities	(486,563)	(6,854,742)

Cash flows from (to) investing activities:
Intangible expenditures	(10,210)	(39,424)
Capital outlay for software development costs and other intangible assets	(15,578)	(89,056)
Property and equipment purchases	-	(132,354)
Net cash (used in) investing activities	(25,788)	(260,834)

Cash flows from (to) financing activities:
Cash paid for offering costs	(34,094)	(315,501)
Proceeds from exercise of options	-	67,500
Proceeds from notes payable	300,000	-
Proceeds from original issue discount notes	320,000
Proceeds from convertible notes payable	-	5,235,097
Net cash provided by financing activities	585,906	4,987,096

Net increase (decrease) in cash and cash equivalents	73,555	(2,128,480)
Cash and cash equivalents at beginning of period	55,315	2,704,367

Cash and cash equivalents at end of period	$128,870	$575,887

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Debt discount and deferred financing cost related to convertible notes
payable recorded against paid-in capital	$-	$5,235,097
Payment of offering costs with 60,000 warrants	$-	$48,459
Conversion of convertible debts with common stock	$-	$72,899
Payment of accrued liabilities with common stock	$34,827	$116,900
Warrants for shares of common stock granted related to issuance of notes payable	$161,303	$-
Payment of accrued liabilities with notes payable	$41,859	$-
Payment of accrued liabilities with warrants	$593,354	$-

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 1 —BASIS OF PRESENTATION AND NATURE OF BUSINESS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Basis of Presentation

The unaudited financial statements have been prepared by Novint Technologies, Inc. (the “Company" or “Novint”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Reclassifications

Certain prior year amounts were reclassified to conform to the September 30, 2009 presentation.

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2009, had an accumulated deficit of $34,684,588. For the three and nine months ended September 30, 2009, the Company sustained a net loss of $1,529,830 and $4,292,674, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The Company believes there are several factors in continuing as a going concern. The Company has dramatically reduced operating expenses and staff during the nine months in 2009 and will continue do so in areas deemed non-essential during 2009 while maintaining the resources to continue to sell its hardware and software products. Additionally, in the immediate timeframe, the Company has put more emphasis on haptics development projects. These projects have historically generated revenues and expanded the intellectual property portfolio. Next, the Company is anticipating the release of new top tier games in the second half of 2009, some of which have been released, which should generate additional product sales.  Lastly, the Company will continue to seek and raise additional funding through debt or equity financing during the next twelve months.

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

Software Development Costs

The Company accounts for its software development costs in accordance with FASB ASC 985.20, Software-Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This codification requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is generally 5 years. The Company has capitalized software development costs in connection with its haptics technology beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology. As of September 30, 2009, the Company’s capitalized software development costs totaled $472,299 (net of $478,754 of accumulated amortization)  The estimated annual amortization expense related to the capitalized software development cost is approximately $155,000 per year.  Amortization expense related to software development costs for the three and nine months ended September 30, 2009 and 2008 totaled $42,771 and $128,960, and $40,170 and $117,153, respectively.

The Company follows FASB ASC 350.40, Intangibles-Goodwill and Other-Internal-Use Software, which requires capitalization of certain costs incurred during the development of internal use software. Through September 30, 2009, capitalizable costs incurred have not been significant for any development projects. Accordingly, the Company has charged all related costs to research and development expense in the periods incurred.

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated on a straight-line depreciation method over the estimated useful lives of the assets, which range from 3 to 5 years for software and computer equipment, and 5 years for office equipment. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $12,040 and $43,648, and $26,468 and $77,487 for the three and nine months ended September 30, 2009 and 2008, respectively.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

Intangible Assets

Intangible assets consist of licensing agreements of $1,245,543 and patents of $50,917, and are carried at cost less accumulated amortization of $883,218 at September 30, 2009.  Amortization is computed using the straight-line method over the economic life of the assets, which range between 3 and 20 years. For the three and nine months ended September 30, 2009 and 2008, the Company recognized amortization expense of approximately $92,445 and $277,336, and $94,778 and $184,966, respectively, related to intangible assets.

Annual amortization of intangible assets remaining at September 30, 2009, is as follows:

For the twelve months ending September 30,
2010	$255,708
2011	113,553
2012	5,191
2013	2,441
2014 and thereafter	36,349
Total	$413,242

In August 2008, the Company entered into a licensing agreement for several games, with a guaranteed minimum royalty of $100,000.  In March 2009, the Company signed an amendment to reduce the minimum royalty to $15,000 for a total of two games.  The Company has accrued for the $15,000 as of December 31, 2008.  This amount was paid in March 2009.

The Company follows the FASB ASC 350.30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. FASB ASC 350.30 requires intangible assets to be tested for impairment. The Company performs a periodic review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over the remaining lives against the respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. After an impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis. No impairment loss was recorded during the three and nine months ended September 30, 2009 or 2008.

Revenue and Cost Recognition

The Company recognizes revenue from the sale of software products under the FASB ASC 985.605, Software-Software Revenue Recognition, which generally requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative vendor specific objective evidence of fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under FASB ASC 985.605, if the determination of vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence does exist or until all elements of the arrangement are delivered.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The Company’s revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with FASB ASC 605.35, Revenue Recognition-Construction-Type and Production-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.  As of September 30, 2009 the Company had $8,297 in costs and earnings in excess of billings which is included in prepaid expenses and other current assets on the accompanying balance sheet.  As of December 31, 2008 the Company did not have any costs and estimated earnings in excess of billings on contracts or any billings in excess of costs and estimated earnings on contracts.

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

As of September 30, 2009 and December 31, 2008, the Company had recorded $29,828 and 29,662, respectively, of deferred revenue, which represents fees received for product and project revenues that have not met all revenue recognition requirements.

FASB ASC 605.45, Revenue Recognition-Principal Agent Considerations, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales. The Company’s costs associated with shipping product items to the Company’s customers are included in the Company’s Cost of Goods Sold, which for the three and nine months ended September 30, 2009 and 2008 approximated $59,358 and $89,086, and $2,531 and $27,436, respectively.

Arrangements made with certain customers, including slotting fees and co-operative advertising, are accounted for in accordance with FASB ASC 605.50, Revenue Recognition-Customer Payments and Incentives. These incentives are recognized as a reduction in revenue or as a selling, general, and administrative expense, respectively, when payment is made to a customer (or at the time the Company has incurred the obligation, if earlier) unless the Company receives a benefit over a period of time and the Company meets certain other criteria, such as retailer performance, recoverability and enforceability, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement.

FASB ASC 605.45, Revenue Recognition-Principal Agent Considerations, requires reimbursements received for out-of-pocket expenses incurred while providing services to be characterized in the statements of operations as revenue. The Company’s out-of-pocket expenses incurred in connection with their project revenues are recognized in revenues based on a computed overhead rate that is included in their project labor costs to derive a project price.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

In accordance with FASB ASC 605.45, Revenue Recognition-Principal Agent Considerations, the Company recognizes its product sales on a gross basis. The Company is responsible for fulfillment, including the acceptability of the product ordered. The Company has risks and rewards of ownership such as the risk of loss for collection, delivery or returns. Title passes to the customer upon receipt of the product by the customer. In accordance with the Company’s agreement with its customer, further obligation is limited to the terms defined in its warranty.

The Company’s customers are provided a one (1) year limited warranty on the Falcon. This warranty guarantees that the products shall be free from defects in material and workmanship. Additionally, the Company offers its customers of the Falcon a 30 day money back guarantee. The Company continually evaluates its reserve accounts for both the limited warranty and 30 day money back guarantee based on its historical activities. As of September 30, 2009 and December 31, 2008, the Company has accrued $15,000 and $17,000, respectively, as warranty reserve.

Loss per Common Share

FASB ASC 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of September 30, 2009 and 2008, the Company had a total of 16,481,809 and 12,736,867 in potentially dilutive securities, respectively.

Stock-Based Compensation

The Company adopted FASB ASC 718, Compensation-Stock Compensation. FASB ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of FASB ASC 718 includes share-based compensation based on the grant-date fair value for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with FASB ASC 718 for all share-based payments granted after January 1, 2006.

The Company recognized $10,969 and $153,647, and $115,927 and $353,033 in employee share-based compensation expense for the three and nine months ended September 30, 2009 and 2008, respectively. The fair value of the stock options was estimated using the Black-Scholes option pricing model.   In calculating the fair value of options for stock based compensation for the three and nine months ended September 30, 2009, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranging from 4.00% to 5.25%, volatility of the options ranging from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranging from $0.20 to $1.06 per share.  In calculating the fair value of options for stock based compensation for the three and nine months ended September 30, 2008, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranging from 4.00% to 5.25%, volatility of the options ranging from 73% to 157%, estimated lives of 3 to 10 years and exercise prices ranging from $0.66 to $1.20 per share.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505.50, Equity-Based Payments to Non-Employees. The related expense is recognized over the period the services are provided. For the three and nine months ended September 30, 2009 and 2008, stock options and warrants issued to consultants and other non-employees as compensation for services that vested during those periods totaled $286,472 and $292,993, and $99,219 and $381,219, respectively.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

Research and Development

Research and development costs are expensed as incurred and amounted to $38,164 and $167,837, and $323,649 and $918,580 for the three and nine months ended September 30, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Group has evaluated subsequent events through November 23, 2009.

The Company has adopted all recently issued accounting codifications.  The adoption of the accounting codifications, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 – PREPAID ASSETS

As of September 30, 2009, prepaid expenses totaling $1,609,743 principally consist of prepayments towards marketing costs, insurance premiums, rents and royalties. Prepayments on royalties comprise a significant portion of the prepaid expenses at September 30, 2009 totaling $1,578,591 of which $1,491,455 is considered long-term portion due to the length of the related license and royalty agreements and the expected realization.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2009:

Licensing agreements	$1,245,543
Patent	50,917
Less accumulated amortization	(883,218)
$413,242
NOTE 5 – NOTES PAYABLE

In December 2008, the Company issued two promissory notes totaling $300,000 secured by all of the Company’s intellectual property, annual interest rate of eight percent (8%), principal and interest due at maturity, and maturity date of December 4, 2009.  If the notes are not paid back by the maturity date, then Novint will have the right but not the obligation to refinance the notes with new notes equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of eight percent (8%). The new notes are convertible into common stock at a rate of $0.50/share.  Additionally, the Company issued each note holder a detachable warrant for 150,000 shares of the Company’s common stock for a total of 300,000 shares.  The Company has accounted for the warrants to purchase 300,000 shares under FASB ASC 470.20, Debt with Conversion and Other Options, as additional consideration to the promissory notes payable with an estimated fair value of $100,962 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 119%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $300,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $224,460 and $75,540, respectively.  The allocable estimated fair value of the warrants totaling $75,540 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and nine months ended September 30, 2009, the Company’s debt discount amortization expense totaled $19,041 and $56,500, respectively.  The remaining unamortized debt discount at September 30, 2009 totaled $13,452.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

In January 2009, the Company issued a promissory note totaling $100,000 secured by all of the Company’s intellectual property, annual interest rate of eight percent (8%), principal and interest due at maturity, and maturity date of December 4, 2009.  If the note is not paid back by the maturity date, then Novint will have the right but not the obligation to refinance the note with a new note equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of eight percent (8%). The new note would be convertible into common stock at a rate of $0.50/share.  Additionally, the Company issued the note holder a detachable warrant for 100,000 shares of the Company’s common stock.  The Company has accounted for the warrant to purchase 100,000 shares under FASB ASC 470.20, Debt with Conversion and Other Options as additional consideration to the promissory note payable with an estimated fair value of $37,479 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 117%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $100,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $72,738 and $27,262, respectively.  The allocable estimated fair value of the warrants totaling $27,262 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and nine months ended September 30, 2009, the Company’s debt discount amortization expense totaled $7,741 and $21,793, respectively.  The remaining unamortized debt discount at September 30, 2009 totaled $5,469.

In June 2009, the Company issued a promissory note totaling $200,000 secured by all of the Company’s intellectual property, annual interest rate of eight percent (8%), principal and interest due at maturity, and maturity date of September 18, 2010.  If the note is not paid back by the maturity date, then Novint will have the right but not the obligation to refinance the note with a new note equaling the interest and principal from the first note, with a new maturity date of December 4, 2010 and an annual interest rate of ten percent (10%). The new note would be convertible into common stock at a rate of $0.50/share and for every two shares issued on conversion of the convertible note, the holder would receive a warrant to purchase one share of common stock at an exercise price of $0.50 per share.  Additionally, the Company issued the note holder a detachable warrant for 300,000 shares of the Company’s common stock.  The Company has accounted for the warrant to purchase 300,000 shares under FASB ASC 470.20, Debt with Conversion and Other Options, as additional consideration to the promissory note payable with an estimated fair value of $30,299 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 148%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $300,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $173,687 and $26,313, respectively.  The allocable estimated fair value of the warrants totaling $26,312 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and nine months ended September 30, 2009, the Company’s debt discount amortization expense totaled $8,803 and $9,951, respectively.  The remaining unamortized debt discount at September 30, 2009 totaled $16,361.

NOTE 6 – ORIGINAL ISSUE DISCOUNT NOTES PAYABLE

During February and March 2009, the Company received $220,000 for three promissory notes totaling $275,000 with 150% warrant coverage.  The notes are secured by all of the Company’s assets and intellectual property, no stated interest rate, principal due February 2010.  These notes are considered original issue discount notes whereby the discount (difference between the face value of the notes of $275,000 and amounts actually received of $220,000) will be amortized over the lives of the notes. For the three and nine months ended September 30, 2009, the Company amortized interest expense totaled $13,750 and $32,292, respectively.  The remaining unamortized original issue discount at September 30, 2009 totaled $22,708.  If the notes are prepaid, the exercise price of the warrants will adjust to the fair market value of the Company’s stock at the time of prepayment, subject to a floor of $0.02 and a ceiling of $1.00. If an investor sells any shares of our common stock during 120 days prior to the maturity date of the note, the strike price will automatically reset to $2.00. If the notes are not paid back by the maturity date, then the Company will have the right but not the obligation to refinance the notes with new notes equaling the principal and accrued interest from the first note, with a new maturity date one year later and an annual interest rate of five percent (5%). The new note would be convertible into common stock at a rate of $0.0625/share on the principal balance only. The conversion rate is subject to change based upon the provision in the note.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The Company has accounted for the 150% warrants coverage to purchase 330,000 shares under FASB ASC 470.20, Debt with Conversion and Other Options, as additional consideration to the promissory notes payable with an estimated fair value of $44,677 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility ranging from 122% to 142%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $275,000 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $236,597 and $38,403, respectively.  The allocable estimated fair value of the warrants totaling $38,403 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and nine months ended September 30, 2009, the Company’s debt discount amortization expense totaled $9,691 and $21,899, respectively.  The remaining unamortized debt discount at September 30, 2009 totaled $16,504.

In April 2009, the Company received $50,000 for a promissory note totaling $62,500 with 150% warrant coverage.  The note is secured by all of the Company’s assets and intellectual property, no stated interest rate, principal due April 2010.  The note is considered original issue discount note whereby the discount (difference between the face value of the note of $62,500 and amount actually received of $50,000) will be amortized over the life of the note. For the three and nine months ended September 30, 2009, the Company amortized interest expense totaled $4,167 and $6,771, respectively.  The remaining unamortized original issue discount at September 30, 2009 totaled $5,729.  If the note is prepaid, the exercise price of the warrants will adjust to the fair market value of the Company’s stock at the time of prepayment, subject to a floor of $0.02 and a ceiling of $1.00. If the investor sells any shares of our common stock during 120 days prior to the maturity date of the note, the strike price will automatically reset to $2.00. If the note is not paid back by the maturity date, then the Company will have the right but not the obligation to refinance the notes with new a note equaling the principal and accrued interest from the first note, with a new maturity date one year later and an annual interest rate of five percent (5%). The new note would be convertible into common stock at a rate of $0.0625/share on the principal balance only.

The conversion rate is subject to change based upon the provision in the note.  The Company has accounted for the 150% warrant coverage to purchase 75,000 shares under FASB ASC 470.20, Debt with Conversion and Other Options, as additional consideration to the promissory notes payable with an estimated fair value of $6,889 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 148%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $62,500 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $56,295 and $6,205, respectively.  The allocable estimated fair value of the warrants totaling $6,205 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and nine months ended September 30, 2009, the Company’s debt discount amortization expense totaled $2,429 and $4,489, respectively.  The remaining unamortized debt discount at September 30, 2009 totaled $1,716.

In June 2009, the Company issued three promissory notes totaling $184,375 for services received with values totaling $147,500, no stated interest rate, principal due at maturity, and maturity date of September 2010.  These notes are considered original issue discount notes whereby the discounts (difference between the face value of the note of $184,375 and amount actually received of $147,500) will be amortized over the lives of these notes. For the three and nine months ended September 30, 2009, the Company amortized interest expense totaled $9,219 and $10,243, respectively.  The remaining unamortized original issue discount at September 30, 2009 totaled $26,632.  Additionally, the Company issued the note holders detachable warrants totaling 221,250 shares of the Company’s common stock.  The Company has accounted for the warrants to purchase 221,250 shares under FASB ASC 470.20, Debt with Conversion and Other Options, as additional consideration to the promissory note payable with an estimated fair value of $22,330 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 149%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $184,375 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $164,457 and $19,918, respectively.  The allocable estimated fair value of the warrants totaling $19,918 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and nine months ended September 30, 2009, the Company’s debt discount amortization expense totaled $6,626 and $7,172, respectively  The remaining unamortized debt discount at September 30, 2009 totaled $12,746.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

During July 2009 and September 2009, the Company issued four promissory notes totaling $229,813 for services received with values totaling $133,850 and cash of $50,000, no stated interest rate, principal due at maturity, and maturity dates ranging from July 2010 through September 2010.  These notes are considered original issue discount notes whereby the discounts (difference between the face value of the note of $229,813 and value actually received of $183,850) will be amortized over the lives of these notes. For the three and nine months ended September 30, 2009, the Company amortized interest expense totaled $2,466 and $2,466, respectively.  The remaining unamortized original issue discount at September 30, 2009 totaled $43,497.  Additionally, the Company issued the note holders detachable warrants totaling 275,775 shares of the Company’s common stock.  The Company has accounted for the warrants to purchase 275,775 shares under FASB ASC 470.20, Debt with Conversion and Other Options, as additional consideration to the promissory note payable with an estimated fair value of $54,084 valued using the Black-Scholes option pricing model under the following assumptions: stock price volatility of 155%; risk free interest rate of 2.24%; dividend yield of 0% and 5 year term.  The face amount of the promissory notes of $229,813 was proportionately allocated to debt and the estimated fair value of the warrants in the amounts of $186,611 and $43,202, respectively.  The allocable estimated fair value of the warrants totaling $43,202 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the promissory notes.  For the three and nine months ended September 30, 2009, the Company’s debt discount amortization expense totaled $3,048 and $3,048, respectively  The remaining unamortized debt discount at September 30, 2009 totaled $40,154.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In March 2008, the Company closed on a $2,025,000 private placement of debt securities under Regulation D promulgated under the Securities Act of 1933 pursuant to the terms of a subscription agreement among the Company and the subscribers’ signatory thereto (the "Subscription Agreement"). From April 2008 through September 2008, the Company closed an additional $3,210,097 for an aggregate Subscription Agreement amount of $5,235,097.  Each Subscriber acquired an unsecured convertible note in the principal amount invested and a warrant to purchase shares of the Company’s common stock with an exercise price of $1.00 per share.  In each case, the number of shares of common stock underlying the warrant equals the principal amount of the unsecured convertible note. Each warrant is exercisable for a term of five (5) years.  The unsecured convertible notes have a three (3) year maturity, require payment of principal and interest in full on the maturity date, and accrue interest at a rate of seven percent (7%) beginning on the first anniversary of their respective dates of issuance. At the option of the holder, principal outstanding under a note may be converted into common stock at the conversion rate then in effect, initially $1.00 per share. Upon conversion, the holder will receive common stock at the conversion price of $1.00 per share and additional warrants to purchase shares of common stock at an exercise price of $1.50 per share.  The number of shares of common stock underlying the additional warrants shall equal one-half (1/2) the principal and interest amounts converted.  The additional warrants shall be exercisable for a term of five (5) years.  Certain existing shareholders of the Company are entitled to purchase notes and warrants under the terms of the Subscription Agreement and the Company was required to create a second offering of these notes and warrants. The Company has recorded $459,073 as deferred financing costs associated with the closing that occurred on September 9, 2008. This amount represents $197,049 for legal expenses associated with the private placement, $149,403 paid to an investment banking company and $112,621 for the value of warrants to purchase 143,403 shares of the Company’s common stock at $1.00 per share for 5 years owed to the same investment banking company. These amounts are being amortized to interest expense over the term of the notes.

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under FASB ASC 470.20, Debt with Conversion and Other Options. The estimated fair value of the detachable warrants of $4,462,663 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 124% to 125%, risk free interest rate of 3.77%; dividend yield of 0% and 3 year term. The face amount of the convertible debenture of $5,235,097 was proportionately allocated to the debenture and the warrants in the amount of $2,849,425 and $2,385,672, respectively. The convertible debentures’ proportionate allocated value of $2,849,425 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining value of $2,849,425 was allocated to the beneficial conversion feature. The beneficial conversion feature of $2,849,425 was allocated to the stock due upon conversion of $2,058,623 and the warrants due upon conversion of $790,802.  In accordance with FASB ASC 470.20, the beneficial conversion feature attributed to the warrants due upon conversion of $790,802 is recorded as a debt discount and will not be amortized until the notes are converted at which time the entire discount will be expensed.  The combined total value of the initial warrant and beneficial conversion feature attributed to the stock of $4,444,295 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.  For the three and nine months ended September 30, 2009 and 2008, the Company’s debt discount amortization expense totaled $357,128 and $1,086,414, and $431,264, and $867,087, respectively.  The remaining unamortized debt discount at September 30, 2009 totaled $3,054,682.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

As the notes are non-interest bearing for the first year, the Company has imputed interest for the first year.  The Company recorded interest expense of $64,578 and $185,043, for the three and nine months ended September 30, 2009.  As of September 30, 2009 and December 31, 2008 the Company accrued interest of $357,630 and $174,904, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

In February 2009, the Board of Directors granted employees and directors 6,850,000 options to purchase shares of common stock at an exercise price of $.10 per share as compensation for prior services.  The options vest upon grant, and the expense for these options, totaling $582,102, was recorded in the year ended December 31, 2008.   The Board of Directors also granted consultants 700,000 options to purchase shares of common stock at an exercise price of $.10 per share as compensation for future services.  These options vest equally every nine months for two years following the grant.

Also in February 2009, the Board of Directors granted 100,000 options to purchase shares of common stock at an exercise price of $1.00 per share to a consultant for past services, of which $4,389 of the total value of $6,089 was for services performed during 2008.  The remaining $1,700 was recorded as expense during the nine months ended September 30, 2009.  The Board of Directors also approved and the Company issued 250,000 restricted shares of common stock to a consultant for consulting services and recorded an expense for the six month ended June 30, 2009 with a value totaling $25,000.  The shares were issued in May 2009.

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

In September 2009, the Company issued 100,000 shares of common stock to various consultants for services previously rendered with a total value of $15,000.

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

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

In February 2009, the Company terminated many of its employees in order to reduce expenses and have retained the personnel necessary to continue key operations to maintain sales.   The Company does not anticipate or expect any additional expenses related to the termination other than amounts earned up through the date of termination.  Included in accrued payroll related liabilities on the accompanying balance sheet as of September 30, 2009 is $77,680 related to potential severance liabilities owed to these terminated employees.  As part of the terminations, the Company allowed the terminated employees to keep their computer equipment with a net book value of $15,579 and accelerated the vesting of certain options.

On March 1, 2009, the Company signed a lease termination agreement for the headquarter office.  The Company paid $30,000, forfeited the security deposit of approximately $11,000, transferred title to assets (office furniture, leasehold improvements and a vehicle) with a net book value of $43,894, and issued 400,000 shares of common stock with a fair value of $60,000 in exchange for termination of the original lease obligation and use of one small office and 1500 square feet of storage rent free for at least nine months. The shares issued have a provision limiting sales to a percentage of volume.

In June 2009, the Company signed deferred compensation agreements with five employees and consultants.  After February 2010, if the Company has not already paid the deferred compensation in cash, the employee or consultant may request the deferred compensation to be paid, and the Company will issue shares of common stock, with the number of shares to be issued to be equal to the deferred compensation amount divided by .05.  As of September 30, 2009, the deferred compensation amount is $286,477.

In September 2009, the Company signed a one-year agency agreement with a company to be a referring agent for the Falcon product and to develop a direct response television (DRTV) relationship.  Compensation under this agreement includes: (i) a 50% commission will be paid based on the sales of referred customers who purchase the Falcon at full retail price, (ii) stock valued at $25,000 is due upon signing for a best effort sales and marketing relationship to secure a DRTV relationship, and (iii) stock with a value of $50,000 will be issued if an agreement for DRTV is reached. The Company has accrued $25,000 at September 30, 2009 to the referring agent for the initial stock payment due as the stock has yet to be issued. The Company expects that the commission paid per unit will be renegotiated in the future. The initial commission was developed to establish a track record in our initial direct consumer marketing efforts.

NOTE 10 — RELATED PARTIES

On February 18, 2004, the Company granted to a significant shareholder, for future services, 125,000 options to purchase common stock at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. Options granted to consultants are valued each reporting period to determine the amount to be recorded as consultant expense in the respective period. As the options vest, they will be valued one last time on the vesting date and an adjustment will be recorded for the difference between the value already recorded and the current value on date of vesting.   The remaining options were fully vested on February 18, 2009 and the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 2.24%, volatility of 120%, estimated life of 10 years and a fair market value of $0.20 per share. At March 31, 2004, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.05%, volatility of 91%, estimated life of 10 years and a fair market value of $1.00 per share. The vesting schedule is prorated over the reporting period, and $0 and $(1,651), and $12,210 and $12,148, respectively, was recorded as consultant expense during the three and nine months ended September 30, 2009 and 2008.  The options were fully vested on February 18, 2009.

In March 2004, Normandie New Mexico Corporation, which is owned by the former Chief Executive Officer (CEO) of Manhattan Scientific (a significant shareholder) who is also a member of the Company’s Board of Directors, entered into an agreement with the Company to provide consulting services in relation to business development and marketing support. Fees per the agreement are $6,250 per month. For the three and nine months ended September 30, 2009 and 2008, the Company had paid $0 and $0, and $50,000 and $50,000, respectively for these services.  Amounts totaling $62,500 owed as of June 30, 2009 were settled during the three months ended June 30, 2009 by the issuance of an original issue discount note payable in the amount of $78,125 and the issuance of five year warrants to purchase 93,750 shares of common stock at an exercise price of $1.00.  See Note 5.  An additional $18,750 is owed as of September 30, 2009 and is included in accrued expenses related party on the accompanying balance sheet.

On June 10, 2004, the Company granted 250,000 options to purchase common stock to one of the members of the Company’s Board of Directors for future consulting services at an exercise price of $0.66 per share. The options have a 5-year annual vesting provision. At June 30, 2004, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.81%, volatility of 100%, estimated life of 10 years and a fair market value of $1.00 per share. The remaining options were fully vested on June 10, 2009 and the Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 2.24%, volatility of 151%, estimated life of 10 years and a fair market value of $0.10 per share. The vesting schedule is prorated over the reporting period, and approximately $0 and ($7,832), and $7,614 and $33,699, respectively, was recorded as consulting expense during the three and nine months ended September 30, 2009 and 2008.

Novint Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

On March 9, 2006 the Company granted 250,000 options to purchase common stock to an employee, who is the brother of the Company’s Chief Executive Officer, at an exercise price of $1.00 per share. The options have a ten year term and a vesting schedule of 50,000 shares per year beginning March 9, 2007. At March 9, 2006, the Company calculated the initial value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.86%, volatility of 36%, estimated life of 10 years and a fair market value of $1.00 per share.   The vesting schedule is prorated over the reporting period, and approximately $7,135 and $21,405, and $7,135 and $21,405, respectively, was recorded as consulting expense during the three and nine months ended September 30, 2009 and 2008.

In November 2006, the Company granted 1,500,000 options to purchase common stock to one of the members of the Company’s Board of Directors for future consulting services at an exercise price of $0.90 per share. The options have a 2-year annual vesting provision which 750,000 these options vested immediately. At December 31, 2006, the Company calculated the initial value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.15%, volatility of 146%, estimated life of 10 years and a fair market value of $1.05 per share. The vesting schedule is prorated over the reporting period, and approximately $0 (fully vested as of December 31, 2008) and $2,089 and $122,745, respectively, was recorded as consultant expense during the three and nine months ended September 30, 2009 and 2008.

On July 23, 2007, the Company entered into a perpetual employment agreement with an individual who is related with the Chief Executive Officer through family marriage.  Under the agreement, the employee is entitled to an annual base salary of $68,000 per year and cash bonus to be determined by the Company, is subject to confidentiality provisions and is entitled to a severance equal to this employee’s base salary for a two week period if this employee is terminated by the Company without cause.  Additionally, the employment agreement granted this employee an option for 25,000 shares of common stock with an exercise price of $0.95 per share which vests over a five-year period.  In October 2008, this employee was terminated, and 15,000 of the options were cancelled.  As of September 30, 2009, there is an accrual of $2,672 for the severance pay that has not yet been issued.

One of the members of the Company’s Board of Directors provides legal services to Company.  Total legal expense incurred by the Company for such legal services by this director totaled $20,832 and $24,835, and $88,938 and $120,250 for the three and nine months ended September 30, 2009 and 2008, respectively.  At the beginning of 2008, the Company granted this board member options to purchase 100,000 shares of common stock with an exercise price of $.89 per share for service performed and to be performed in relation to the Company’s patents.  As of September 30, 2009, 10,709 options had vested and the Company has recorded $5,344 in expense related to these vested options.  In September 2009, in satisfaction of $50,000 owed for legal services previously accrued, the Company issued an original issue discount note payable in the amount of $62,500 and the issuance of five year warrants to purchase 75,000 shares of common stock at an exercise price of $1.00.  See Note 6.

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between October 1, 2009 and November 23, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Novint focuses many of its efforts to exploit opportunities in the consumer console and PC interactive games market, and is also looking to expand its efforts in other areas of computer touch in funded projects. Using our haptics technology, games and applications will have the crucial missing “third sense”, touch, to human computer interaction. Users will be able to directly and intuitively feel the shape, texture, and physical properties of virtual objects using our computer touch software.  Our haptic technology and related hardware for consumers is the primary focus of our operations, but we will continue to develop our professional applications.  We will devote much of our resources to further developing the video game market and seeking new business relationships with video game developers and publishers and hardware manufacturers.  We will also continue to perform project work across a variety of professional applications.

We began selling our haptic product, the Novint Falcon, in June 2007 through our website at www.novint.com.  We currently are selling one haptic hardware product, which is a haptic game controller device called the Novint Falcon marketed in a bundled package that includes several games. In late 2007, we launched an on-line game store where consumers can purchase and download a variety of game titles.  In 2008, we launched a pistol grip attachment for the Falcon.  Although our sales of the Novint Falcon and games since product launch have been limited, sales of the Novint Falcon, the pistol grip, and games have begun to increase resulting from the release of new software and games in 2009. One of the most significant drivers of revenue for Novint will be games and content. This is true not only in the revenue we receive from the games themselves, but largely because this is a criterion we see many of our customers desiring in order to justify the Falcon hardware purchase. For example, if the Novint Falcon has many games available to play on it, a customer can purchase a single piece of hardware and then over time purchase multiple games that give a unique gaming experience, making the initial hardware purchase valuable over a larger amount of time and across a larger number of games. In 2008, we entered into licensing agreements with Valve Software and Electronic Arts among others. Support for the Orange Box, Counter Strike: Source, Battlefield 2, and Left 4 Dead were recently released.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in our financial statements for the quarter ended September 30, 2009 and are considered by management to be critical for an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2009. New accounting policies and practices were implemented in 2008 and in 2009 as necessary based on the launch of our haptics product sales in June 2007.

REVENUE AND COST RECOGNITION — We recognize revenue from the sale of software products under FASB ASC 985.605, Software-Software Revenue Recognition, which generally requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative vendor specific objective evidence of fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under FASB ASC 985.605, if the determination of vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence does exist or until all elements of the arrangement are delivered.

FASB ASC 985.605 clarified what constitutes vendor specific objective evidence of fair value and introduced the concept of the “residual method” for allocating revenue to elements in a multiple element arrangement.

Our revenue recognition policy is as follows:

Project revenue consists of programming services provided to unrelated parties under fixed-price contracts. Revenues from fixed price programming contracts are recognized in accordance with FASB ASC 605.35, Revenue Recognition-Construction-Type and Production-Type Contracts, using the percentage-of-completion method, measured by the percentage of costs incurred to date compared with the total estimated costs for each contract. The Company accounts for these measurements in the accompanying balance sheets under costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts. Provisions for estimated losses on uncompleted contracts are made and recorded in the period in which the loss is identified.

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

FASB ASC 605.45, Revenue Recognition-Principal Agent Considerations, require amounts billed to a customer in a sales transaction related to shipping and handling, if any, to be classified and accounted for as revenues earned for the goods provided whereas shipping and handling costs incurred by a company are required to be classified as cost of sales.

Arrangements made with certain customers, including slotting fees and co-operative advertising, are accounted for in accordance with FASB ASC 605.45. These incentives are recognized as a reduction in revenue or as a selling, general, and administrative expense, respectively, when payment is made to a customer (or at the time the Company has incurred the obligation, if earlier) unless the Company receives a benefit over a period of time and the Company meets certain other criteria, such as retailer performance, recoverability, and enforceability, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement.

FASB ASC 605.45, requires reimbursements received for out-of-pocket expenses incurred while providing services to be characterized in the statements of operations as revenue. The Company’s out-of-pocket expenses incurred in connection with their project revenues are recognized in revenues based on a computed overhead rate that is included in their project labor costs to derive a project price.

FASB ASC 605.45, the Company recognizes its product sales on a gross basis. The Company is responsible for fulfillment, including the acceptability of the product ordered. The Company has risks and rewards of ownership such as the risk of loss for collection, delivery, or returns. Title passes to the customer upon receipt of the product by the customer. In accordance with the Company’s agreement with its customer, further obligation is limited to the terms defined in its warranty.

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

SOFTWARE DEVELOPMENT COSTS — We account for our software development costs in accordance with FASB ASC 985.20, Software-Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the estimated life of the product, which is 5 years. We have capitalized software development costs in connection with our haptic software beginning in 2000. Amortization is computed on the straight-line basis over the estimated life (5 years) of the haptics technology.

The Company follows ASC 350.40, Intangibles-Goodwill and Other-Internal-Use Software, which requires capitalization of certain costs incurred during the development of internal use software.

STOCK BASED COMPENSATION – We account for stock based compensation in accordance with SFAS FASB ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, related to a Employee Stock Purchase Plan based on the estimated fair values.  We have used stock option awards in the past and continue to use them as a means of rewarding our employees and directors for their continued commitment and efforts in helping us execute our overall business plans.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505.50, Equity-Based Payments to Non-Employees. The related expense is recognized over the period the services are provided.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008.

REVENUES. During the three months ended September 30, 2009, we had revenues of $355,169 as compared to revenues of $76,149 during the three months ended September 30, 2008, an increase of approximately 366%. During the three months ended September 30, 2009, our revenues were derived from the development of professional applications for customers totaling $241,953 and the sale of our haptics technology products totaling $113,216.  Our sales of our haptics technology products increased 58% from 2008, while our revenues from the development of professional applications increased 5,277% as we continued to place emphasis on our professional applications during the quarter.  We will continue to provide development of professional applications, and in 2009 we expect to grow this part of our business similarly to how we have in the past.  Much of our focus will remain on the video game business, but we expect to place more emphasis on professional applications in our Advanced Products Group than we had from 2006 to 2008.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold, which consists of the cost of the haptics technology products sold, materials purchased for resale to customers, the direct labor incurred for delivering on projects, warehousing and freight costs, and inventory write-downs were $338,307 for the three months ended September 30, 2009, compared to $126,086 for the three months ended September 30, 2008.  Our overall gross profit percentage was approximately 5% for the three months ended September 30, 2009, compared to a gross loss percentage of (66)% for the three months ended September 30, 2008.  For the three months ended September 30, 2009, our gross profit from our development of professional applications approximated 40%, an increase from a gross profit of 33% for the third quarter of 2008, due to securing more profitable contracts in the quarter. Our gross loss experienced from the sale of our haptics technology product in the third quarter of 2009 was (71)%, a slight improvement from 2008 when the gross loss percentage was (72)%.  Our gross loss experienced from the sales of our haptics technology product continues to be impacted by the reorganization of our distribution systems to drive cost effectiveness, as well as some promotional pricing that we had in the quarter. In the three months ended September 30, 2009, the Company incurred one-time charges of approximately $32,000 relocating the majority of the inventory to a new warehouse location in New Mexico.  Additionally, there was an inventory write-down of approximately $28,500 related to costs for sales of games. By the end of September, we had completed the reorganization of our distribution systems, and will be able to operate at a lower cost than in the past.   Warehousing costs for the three months ended September 30, 2009 and 2008 were $13,456 and $41,676, respectively.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development totaled $38,164 for the three months ended September 30, 2009 compared to $323,649 for the three months ended September 30, 2008, a decrease of $285,485 or 88%.  During 2008, we focused on the development of games for use with the Falcon.  In 2009, we decreased the rate of development of new software associated with the haptics technology product to match the release schedule of our games.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $703,020 for the three months ended September 30, 2009, compared to $1,172,334 for the three months ended September 30, 2008, a decrease of $469,314 or 40%.  In 2009, we are reorganizing our infrastructure to significantly reduce our costs, while still continuing to market our product. The decrease in general and administrative expenses compared to the prior year was primarily related to this reorganization.  Business and professional fees increased approximately $188,000 to assist with operational issues and sales and marketing, while insurance expense decreased $55,000, royalty expense increased approximately $1,000, rent decreased $33,000, and payroll and other overhead expenses decreased approximately $570,000 largely due to a reduction in the number of our employees.

DEPRECIATION AND AMORTIZATION EXPENSE.   Depreciation and amortization expense totaled $147,256 for the three months ended September 30, 2009 compared to $161,416 for the three months ended September 30, 2008, a decrease of $14,160 or 9%.  This expense decreased between the two periods as a result of a reduction in fixed assets as we restructured in the beginning of 2009.

SALES AND MARKETING EXPENSE.  Sales and marketing expense totaled $80,132 for the three months ended September 30, 2009 compared to $152,479 for the three months ended September 30, 2008, a decrease of $72,347 or 47%.  In 2009, we had fewer co-op marketing programs with retailers as we refocused our distribution channels, and there was a general reduction in marketing efforts as we restructured our infrastructure. We did promotional programs this quarter to stimulate sales of the Falcon product.

LOSS FROM OPERATIONS.  We had a loss from operations of $951,710 for the three months ended September 30, 2009, compared to a loss from operations of $1,859,815 for the three months ended September 30, 2008. Our net losses have decreased $908,105 primarily as a result of the increase in project revenue and the decrease in our operating expenses as described above.

NET LOSS. We had a net loss of $1,529,830, or $0.05 per share, for the three months ended September 30, 2009, compared to $2,335,438, or $0.07 per share, for the three months ended September 30, 2008. There was a decrease in the net loss of $805,608, which is a result of a decrease in the loss from operations of approximately $908,105, a decrease in interest income of approximately $1,000, and a net increase in interest expense and debt discount related to convertible debt of approximately $101,000.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008.

REVENUES. During the nine months ended September 30, 2009, we had revenues of $700,842 as compared to revenues of $232,077 during the nine months ended September 30, 2008, an increase of approximately 202%. During the nine months ended September 30, 2009, our revenues were derived from the development of professional applications for customers totaling $477,378 and the sale of our haptics technology products totaling $223,464.  Our sales of our haptics technology products increased 23% from 2008, while our revenues from the development of professional applications increased 850% as we placed emphasis on our professional applications during 2009 while we were restructuring our distribution channels for the haptics product.  We will continue to provide development of professional applications, and in 2009 we expect to grow this part of our business similarly to how we have in the past.  Much of our focus will remain on the video game business, but we expect to place more emphasis on professional applications in our Advanced Products Group than we had from 2006 to 2008.

COST OF GOODS SOLD AND GROSS PROFIT (LOSS). Cost of goods sold, which consists of the cost of the haptics technology products sold, materials purchased for resale to customers, the direct labor incurred for delivering on projects, warehousing and freight costs, and inventory write-downs were $686,307 for the nine months ended September 30, 2009, compared to $354,106 for the nine months ended September 30, 2008.  Our overall gross profit percentage was approximately 2% for the nine months ended September 30, 2009, compared to a gross loss percentage of (53)% for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, our gross profit from our development of professional applications approximated 29%, an increase from a gross profit of 26% for the first nine months of 2008, due to securing more profitable contracts in 2009. Our gross loss experienced from the sale of our haptics technology product for the nine months ended September 20, 2009 was (56)%, an improvement from 2008 when the gross loss percentage was (74)%.  Our gross loss experienced from the sales of our haptics technology product continues to be impacted by the reorganization of our distribution systems to drive cost effectiveness, as well as some promotional pricing. In the three months ended September 30, 2009, the Company incurred one-time charges of approximately $32,000 relocating the majority of the inventory to a new warehouse location in New Mexico.  Additionally, there was an inventory write-down of approximately $28,500 related to costs for sales of games.  By the end of September, we had completed the reorganization of our distribution systems, and we will be able to operate at a lower cost than in the past.   Warehousing costs for the nine months ended September 30, 2009 and 2008 were $55,199 and $106,416, respectively.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development totaled $167,837 for the nine months ended September 30, 2009 compared to $918,580 for the nine months ended September 30, 2008, a decrease of $750,743 or 82%.  During 2008, we focused on the development of games for use with the Falcon.  In 2009, we have decreased the rate of development of new software associated with the haptics technology product to match the release schedule of our games.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,892,000 for the nine months ended September 30, 2009, compared to $3,732,968 for the nine months ended September 30, 2008, a decrease of $1,840,968 or 49%.  In 2009, we are reorganizing our infrastructure to significantly reduce our costs, while still continuing to market our product. The decrease in general and administrative expenses compared to the prior year was primarily related to this reorganization.  Business and professional fees decreased approximately $418,000, insurance expense decreased $113,000, royalty expense decreased approximately $31,000, rent increased approximately $75,000 as we reached an agreement for an early termination of an office lease in the first quarter of 2009, and payroll and other overhead expenses decreased approximately $1,354,000 largely due to a reduction in the number of employees.

DEPRECIATION AND AMORTIZATION EXPENSE.   Depreciation and amortization expense totaled $449,944 for the nine months ended September 30, 2009 compared to $379,606 for the nine months ended September 30, 2008, an increase of $70,338 or 19%.  This expense increased between the two periods as a result of an increase in our investment in fixed assets, intangibles, and capitalized software and hardware in late 2008.

SALES AND MARKETING EXPENSE.  Sales and marketing expense totaled $164,443 for the nine months ended September 30, 2009 compared to $378,688 for the nine months ended September 30, 2008, a decrease of $214,245 or 57%.  In 2009, we had fewer co-op marketing programs with retailers as we refocused our distribution channels, and there was a general reduction in marketing efforts as we restructured our infrastructure.

LOSS FROM OPERATIONS.  We had a loss from operations of $2,659,689 for the nine months ended September 30, 2009, compared to a loss from operations of $5,531,871 for the nine months ended September 30, 2008. Our net losses have decreased $2,872,182 primarily as a result of the increase in project revenue and the decrease in our operating expenses as described above.

NET LOSS. We had a net loss of $4,292,674, or $0.13 per share, for the nine months ended September 30, 2009, compared to $6,458,471, or $0.20 per share, for the nine months ended September 30, 2008. There was a decrease in the net loss of $2,165,797, which is a result of a decrease in the loss from operations of approximately $2,872,000, a decrease in interest income of approximately $15,000, a net increase in interest expense and debt discount related to convertible debt of approximately $678,000, and an increase in other expenses of $13,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had a total cash balance of $128,870.  Our cash flow from operating activities for the nine months ended September 30, 2009 resulted in a deficit of $486,563 compared with a deficit of $6,854,742 in the same period of the prior year.  This decrease in the deficit from operating activities of approximately $6,368,179 was a result of a reduction in operating losses and fewer investments in prepaid expenses and inventory.  Our cash flow from investing activities for the nine months ended September 30, 2009 resulted in a deficit of $25,788 compared with a deficit of $260,834 in the same period of the prior year, representing less investment in fixed assets and investments in games through both licensing and internal development. Our cash flow from financing activities for the nine months ended September 30, 2009 resulted in a surplus of $585,906 from the issuance of notes payable compared to a surplus of $4,987,096 in the same period of the prior year primarily from the net proceeds from convertible notes payable.  Overall, our cash increased by $73,555 during the nine months ended September 30, 2009.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2009, had an accumulated deficit of $34,684,588. For the three and nine months ended September 30, 2009, the Company sustained a net loss of $1,529,830 and $4,292,674, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

The Company believes there are several factors in continuing as a going concern. The Company has dramatically reduced operating expenses and staff during the nine months in 2009 and will continue do so in areas deemed non-essential during 2009 while maintaining the resources to continue to sell its hardware and software products. Additionally, in the immediate timeframe, the Company has put more emphasis on haptics development projects. These projects have historically generated revenues and expanded the intellectual property portfolio. Next, the Company is anticipating the release of new top tier games in the second half of 2009, which should generate additional product sales.  Lastly, the Company will continue to seek and raise additional funding through debt or equity financing during the next twelve months.

Contractual Obligations

We do not currently have fixed contractual obligations or commitments that include future estimated payments.

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

There have been no material developments during the quarter ended September 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 3, 2009, we issued 10,000 restricted shares of common stock to Grant Bettingen, Inc for compensation related to securing funding for the company, with a value of $1,500.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registration under the Act.

On September 3, 2009, we issued 40,000 restricted shares of common stock to Frank Bua for compensation related to securing funding for the company, with a value of $6,000.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registration under the Act.

On September 3, 2009, we issued 50,000 restricted shares of common stock to Grace Holdings, Inc for compensation related to securing funding for the company, with a value of $7,500.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registration under the Act.

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

NOVINT TECHNOLOGIES, INC.
(Registrant)

Date: November 23, 2009	By:	/s/ Tom Anderson
Tom Anderson
Chief Executive Officer, President, and Chief Financial Officer