Form 10-K
period 2019-12-31
NOVINT TECHNOLOGIES INC
filed 2020-05-07
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

SPECIAL REPORT ON FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File No. 000-51783

NOVINT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-0461778
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Merrick Road–Suite 400W, Rockville Center, NY 11570

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (866) 298-4420

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing bid price of such shares as quoted on the OTC Markets Group Quotation System (OTCMKTS) was $200,491.

On April 30, 2020, the Registrant had 202,308,728 shares of common stock outstanding.

EXPLANATORY NOTE

On January 23, 2020, Novint Technologies, Inc. (the “Company”, “we”, “us”, “our”) filed a Form 10, General Form for Registration of Securities (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register its common stock, par value $0.0001 per share, pursuant to Section 12(b) or (g) of The Securities Exchange Act of 1934 (the “Exchange Act”). The SEC declared the Registration Statement effective on February 12, 2020.

The Registration Statement contains the Company’s audited financial statements for each of the years in the two-year period ended December 31, 2018. The Company is filing this Special Report on Form 10-K containing the Company’s audited financial statements for each of the years in the two-year period ended December 31, 2019 together with the report of Sadler, Gibb & Associates, LLC, Independent Registered Public Accounting Firm. Accordingly, this Special Report on Form 10-K reflects solely the filing of the Company’s financial statements and auditor consent for its most recently completed fiscal years ended December 31, 2019 and 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Novint Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Novint Technologies, Inc. (“the Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

May 6, 2020

Novint Technologies, Inc.
BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$431,715	$508,547
Prepaid expenses and other current assets	2,048	4,113
Total Current Assets	433,763	512,660

TOTAL ASSETS	$433,763	$512,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$640,374	$585,094
Total Current Liabilities	640,374	585,094

TOTAL LIABILITIES	640,374	585,094

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of December 31, 2019 and 2018	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,286,135)	(41,151,958)
TOTAL STOCKHOLDERS' DEFICIT	(206,611)	(72,434)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$433,763	$512,660

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS

.
	Years Ended December 31,
	2019	2018
Operating Expenses
Professional fees	$51,380	$34,963
General and administrative expenses	82,483	80,726
Total Operating Expenses	133,863	115,689

Loss from operations	(133,863)	(115,689)

Other expense:
Interest expense, net	(239)	(174)
Total other expense	(239)	(174)

Loss before provision for income taxes	(134,102)	(115,863)
Provision for income taxes	(75)	(75)
Net loss	$(134,177)	$(115,938)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.
STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2017	202,308,728	$20,231	$41,059,293	$(41,036,020)	$43,504

Net loss	—	—	—	(115,938)	(115,938)

Balances, December 31, 2018	202,308,728	$20,231	$41,059,293	$(41,151,958)	$(72,434)

Net loss	—	—	—	(134,177)	(134,177)

Balances, December 31, 2019	202,308,728	$20,231	$41,059,293	$(41,286,135)	$(206,611)

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(134,177)	$(115,938)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,065	(368)
Accounts payable and accrued expenses	55,280	49,770
Net cash used in operating activities	(76,832)	(66,536)

Net decrease in cash	(76,832)	(66,536)

Cash and cash equivalents, beginning of year	508,547	575,083

Cash and cash equivalents, end of period	$431,715	$508,547

Supplemental cash flow information:

Cash paid for interest	$214	$174
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 – DESCRIPTION OF BUSINESS

Novint Technologies, Inc. (the “Company” or “Novint”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company.

Nature of Business

The Company currently is engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is in the consumer interactive computer gaming market, but the Company also does project work in other areas. The Company’s operations are based in New Mexico with sales of its haptics products primarily to consumers through retail outlets.

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2019, had an accumulated deficit of $41,286,135. For the year ended December 31, 2019, the Company sustained an operating loss of $133,863. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months from the date the financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek and raise additional funding through debt or equity financing during the next twelve months.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the financial statements relate to accrued royalties and contingent consideration. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Revenue and Cost Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as “ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. The five-step process to achieve this principle is as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605.

Revenue from product sales relates to the sale of the Falcon 3D Touch Haptic Controller (the “Falcon”), which is a human-computer user interface and related accessories. The Falcon allows the user to experience the sense of touch when using a computer, while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue from product sales are recognized when products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if revenue recognition requirements are not met, such sales will be recorded as deferred revenue until revenue recognition requirements are met. During December 2019, the Company has sold 20 Falcon’s for a total of $1,000 but did not recognize revenue as the products were not shipped by the year ended December 31, 2019.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that $0 allowance is required at December 31, 2019 and 2018.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes”. The method of accounting for income taxes under ASC 740 is an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

Fair Value of Financial Instruments

 The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. The FASB ASC establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts of the Company’s financial assets and liabilities, including cash, inventory, prepaid expenses, accounts payable, accrued expenses, payroll and related liabilities, and advances approximate their fair values because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-2, Leases (“ASU 2016-2”). ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-2 will have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	December 31,
	2019	2018
Trade payables	$99,486	$99,261
Accrued expenses	7,756	2,701
Accrued royalties	533,132	483,132
Total accounts payable and accrued expenses	$640,374	$585,094

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

The Company has licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat per user end fee of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000 which has been recorded as accrued royalties but remains unpaid. Accrued royalty fees as of December 31, 2019 and 2018, was $533,132 and $483,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement will remain as a liability.

NOTE 5 – INCOME TAXES

The Company files corporate income tax returns in the United States (Federal), in New Mexico and in New York. The Company is subject to federal, state and local income tax examinations by tax authorities for the tax years 2015 through 2018.

As of December 31, 2019, the Company had federal and state net operating loss carry forwards of $33.8 million and $0.5 million, respectively. Federal net operating losses generated prior to January 1, 2018, amounting to $33.7 million, and may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2022 if not utilized prior to that date, and fully expire during various years through 2037 for federal purposes. Net operating losses generated after January 1, 2018, amounting to $.3 million, are limited to 80% utilization of current year income and no longer have an expiration. State net operating loss carryforwards will begin to expire in 2034 through 2039.

Other than minimum taxes, the company does not incur a provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 34 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment. The Company remeasured its deferred tax assets and liabilities as of December 31, 2017, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets of $4,504,000, with a corresponding adjustment to the valuation allowance. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and there were no material adjustments as of December 31, 2018.

The valuation allowance overall increased by approximately $33,000 in the year ended 2019, decreased by $280,000 in the year ended 2018, and was approximately $7,017,000 and $6,984,000 at December 31, 2019 and 2018, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018
Income before income taxes	$(134,102)	$(115,862)
Taxes under statutory US tax rates	(28,161)	(24,331)
Increase (decrease) in taxes resulting from:
State taxes	(5,036)	9,328
Other	10	10
Revaluation of NOL	—	295,188
Increase (decrease) in valuation allowance	33,262	(280,120)
Income tax expense	$75	$75

The increase in the Company's net valuation allowance was caused by continued net operating losses from ongoing operations.

	Year Ended December 31,
	2019	2018
Deferred Tax Assets	$7,017,682	$6,984,420
Valuation allowance	(7,017,682)	(6,984,420)
Net deferred tax assets	$—	$—

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 12,500,000 shares of $0.0001 par value preferred stock. No shares of preferred stock are currently outstanding. The Board of Directors may designate the authorized but unissued shares of the Preferred Stock with such rights and privileges as the board of directors may determine. As such, the board of directors may issue preferred shares and designate the conversion, voting and other rights and preferences without notice to the shareholders and without shareholder approval.

Common Stock

The Company is currently authorized to issue up to 500,000,000 shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

The Company had 202,308,728 shares of common stock issued and outstanding as of December 31, 2019 and 2018.

Stock Options

During the years ended December 31, 2019 and 2018, the Company did not issue any stock options. No options have been granted subsequent to September 30, 2009. As of September 30, 2009, the Company had 19,924,599 options outstanding, with an exercise price per share ranging from $0.01 to $1.52, and with a term not exceeding ten years. All options outstanding as of September 30, 2009 expired on August 31, 2019. As of December 31, 2019, and 2018, the aggregate intrinsic value of all options outstanding is $0.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and included in this Special Report on Form 10-K filed with the SEC.

Pursuant to its efforts in fiscal 2019, the Company recognized $1,000 of revenue on the sale of 20 units of the Falcon 3D Touch Haptic Controller in the first quarter of 2020. The customer placed the order in December 2019; however, the Company has recognized the revenue at the time of delivery of the product, which occurred in first quarter of 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2020	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, and on the dates indicated below:

Signature	Title	Date

/s/Orin Hirschman	President, Principal Executive Officer and Director (Principal Financial Officer)	May 6, 2020
Orin Hirschman

/s/ Martin Chopp	Director	May 6, 2020
Martin Chopp

/s/ Ryan Christoff	Director	May 6, 2020
Ryan Christoff

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document