Form 10-Q
period 2020-03-31
NOVINT TECHNOLOGIES INC
filed 2020-05-14
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 000-51783

NOVINT TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-0461778
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Merrick Road–Suite 400W
Rockville Center, NY	11570
(Address of Principal Executive Offices)	(Zip Code)

(866) 298-4420
Registrant’s Telephone Number, including Area Code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $.0001 Par Value Per Share

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On May 13, 2020, the Registrant had 202,308,728 shares of common stock outstanding.

NOVINT TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVINT TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$398,075	$431,715
Prepaid expenses and other current assets	5,003	2,048
Total Current Assets	403,078	433,763

TOTAL ASSETS	$403,078	$433,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$660,083	$640,374
Total Current Liabilities	660,083	640,374

TOTAL LIABILITIES	660,083	640,374

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—

Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of March 31, 2020 and December 31, 2019	20,231	20,231

Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,336,529)	(41,286,135)
TOTAL STOCKHOLDERS' DEFICIT	(257,005)	(206,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$403,078	$433,763

The accompanying notes are an integral part of these financial statements

NOVINT TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$1,000	$—
Operating Expenses
Professional fees	31,200	19,893
General and administrative expenses	20,088	20,494
Total Operating Expenses	51,288	40,387

Loss from operations	(50,288)	(40,387)

Other expense:
Interest expense, net	(106)	(82)
Total other expense	(106)	(82)

Loss before provision for income taxes	(50,394)	(40,469)
Provision for income taxes	—	—
Net loss	$(50,394)	$(40,469)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements

NOVINT TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Three Months Ended March 31, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2018	202,308,728	$20,231	$41,059,293	$(41,151,958)	$(72,434)
Net Loss for the Three Months	—	—	—	(40,469)	(40,469)
Balances, March 31, 2019	202,308,728	$20,231	$41,059,293	$(41,192,427)	$(112,903)

	Three Months Ended March 31, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2019	202,308,728	$20,231	$41,059,293	$(41,286,135)	$(206,611)
Net Loss for the Three Months	—	—	—	(50,394)	(50,394)
Balances, March 31, 2020	202,308,728	$20,231	$41,059,293	$(41,336,529)	$(257,005)

The accompanying notes are an integral part of these financial statements

NOVINT TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(50,394)	$(40,469)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,955)	330
Accounts payable and accrued expenses	19,709	13,150
Net cash used in operating activities	(33,640)	(26,989)

Net decrease in cash	(33,640)	(26,989)

Cash and cash equivalents, beginning of year	431,715	508,547

Cash and cash equivalents, end of period	$398,075	$481,558

Supplemental cash flow information:
Cash paid for interest	$106	$163
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2020, had an accumulated deficit of $41,336,529. For the period ended March 31, 2020, the Company sustained a net loss of $50,394. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months from the date the financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek and raise additional funding through debt or equity financing during the next twelve months.

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

Basis of Presentation

The accompanying unaudited condensed financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual financial statements included within the Company’s Special Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on May 5, 2020.

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2020 may not be indicative of results for the full year.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that $0 allowance is required at March 31, 2020 and December 31, 2019.

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

Recently Issued Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	March 31,	December 31,
	2020	2019
Trade payables	$106,338	$99,486
Accrued expenses	8,113	7,756
Accrued royalties	545,632	533,132
Total accounts payable and accrued expenses	$660,083	$640,374

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

The Company has licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat per user end fee of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000 which has been recorded as accrued royalties but remains unpaid. Accrued royalty fees as of March 31, 2020 and December 31, 2019, was $545,632 and $533,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement will remain as a liability.

NOTE 5 – INCOME TAXES

The Company files corporate income tax returns in the United States (Federal), in New Mexico and in New York. The Company is subject to federal, state and local income tax examinations by tax authorities for the tax years 2015 through 2018.

As of December 31, 2019, the Company had federal and state net operating loss carry forwards of $33.8 million and $0.5 million, respectively. Federal net operating losses generated prior to January 1, 2018, amounting to  $33.7 million, and may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2022 if not utilized prior to that date, and fully expire during various years through 2037 for federal purposes.  Net operating losses generated after January 1, 2018, amounting to $0.3 million, are limited to 80% utilization of current year income and no longer have an expiration. State net operating loss carryforwards will begin to expire in 2034 through 2039.

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

The Company had 202,308,728 shares of common stock issued and outstanding as of March 31, 2020 and December 31, 2019.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December31, 2019.  Unless otherwise noted, all the financial information in this Report is financial information for the Company.

General

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenues

	Three months ended March 31,
	2020	2019	Change
Revenue	$1,000	$—	$1,000

The Company recorded $1,000 of revenue for the three-month period ended March 31, 2020 and no revenue during the three-month period ended March 31, 2019. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Three months ended March 31,
	2020	2019	Change
Revenue	$51,288	$40,387	$10,901

Operating expenses increased by $10,901 or 27% due to an increase in professional fees of $11,307 and a decrease in general and administrative expenses of $406. The increase in professional fees is primarily due to additional costs of being a current reporting company.

Other Expense

	Three months ended March 31,
	2020	2019	Change
Revenue	$106	$82	$24

Other expense was $106 during the three months ended March 31, 2020 compared with $82 during the three months ended March 31, 2019.  Other expense for the three months ended March 31, 2020 consisted of interest expense of related to finance charges on credit cards.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as at March 31, 2020 and December 31, 2019:

	As of	As of
	March 31,	December 31,
	2020	2019	Change
Cash	$398,075	$431,715	$(33,640)
Working capital deficit	$(257,005)	$(206,611)	$(50,394)

At March 31, 2020, the Company had working capital deficit of approximately $257,005. Accumulated deficit amounted to $41,336,529 and $41,286,135 at March 31, 2020 and December 31, 2019, respectively. Net loss for the three months ended March 31, 2020 and 2019 was $50,394 and $40,469, respectively. Net cash used in operating activities was $33,640 and $26,989 for the three months ended March 31, 2020 and 2019, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of March 31, 2020, the Company had cash of $398,075.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company has incurred recurring losses and at March 31, 2020, had an accumulated deficit of $41,336,529; (iii) the Company sustained an operating loss of $50,394 for the period ended March 31, 2020,.; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2020. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The audit report prepared by our independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2019 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below:

	Three months ended March 31,
	2020	2019	Change
Net cash used in operating activities	$(33,640)	$(26,989)	$6,651

Net cash used in operating activities for the three months ended March 31, 2020 was $33,640 compared with net cash used in operating activities of $26,989 for the three months ended March 31, 2019. The net cash used in operating activities during the three months ended March 31, 2020, was primarily due to a net loss of $50,394 partial offset by increase of $19,709 in accounts payable and accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2019 was $26,989. The net cash used in operating activities during the three months ended March 31, 2019, was primarily due to a net loss of $40,469 partial offset by increase of $13,150 in accounts payable and accrued expenses.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies during the three months ended March 31, 2020.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2019

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Registration Statement on Form 10. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Item 1A “Risk Factors” in our Registration Statement on Form 10. In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Principal Financial Officer has concluded that, as of March 31,2020, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

2. Internal Control Over Financial Reporting

Based on our assessment as of March 31,2020, management concluded that our internal control over financial reporting was not effective due to a material weakness related to the following: (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only one employee. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2020. A “material weakness” is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Such material weakness has not yet been remediated as of March 31, 2020.

3. Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not required to be provided by smaller reporting companies.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

EXHIBIT INDEX

Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith).

101. INS	XBRL Instance Document (submitted electronically herewith).

101. SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

3.1	Amend and Restated Certificate of Incorporation*

3.2 (6)	Amended and Restated Bylaws*

3.3 (1)	Articles of Merger*

3.4 (1)	Certificate of Merger*

4.1 (1)	Articles of Incorporation (See Exhibit 3.1) *

4.2 (3)	Form of Common Stock Purchase Warrant, April 2006*

4.3 (7)	Form of Common Stock Purchase Warrant, March 2007*

10.1 (1)	License Agreement with Sandia; Amendments*

10.2 (1)	Lease for 9620 San Mateo*

10.3 (1)	Employment Agreement with Tom Anderson*

10.4 (1)	Employment Agreement with Walter Aviles*

10.5 (10)	Amended and Restated 2004 Stock Incentive Plan*

10.6 (1)	Shareholders Agreement*

10.7 (1)	Lock Up Agreement*

10.8 (1)	Miscellaneous Technical Services Agreement between Aramco Services Company and Novint Technologies, Inc.*

10.9 (1)	Contract Addendum between Aramco Services Company and Novint Technologies, Inc.*

10.10 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.*

10.11 (1)	Amendment to Contract between Aramco Services Company and Novint Technologies, Inc.*

10.12 (1)	Statement of Work between Chevron Corporation and Novint Technologies, Inc.*

10.13 (1)	Purchase Order from DaimlerChrylser Corporation*

10.14 (1)	Purchase Order # 94059 from LockheedMartin Corporation*

10.15 (1)	Purchase Order # 96996 from LockheedMartin Corporation*

10.16 (1)	Purchase Order # 97860 from LockheedMartin Corporation*

10.17 (1)	Purchase Order # Q50601685 from LockheedMartin Corporation*

10.18 (1)	Purchase Order # QQ060592 from LockheedMartin Corporation*

10.19 (1)	Purchase Order # Q50608809 from LockheedMartin Corporation*

10.20 (1)	Purchase Order # 24232 from Sandia National Laboratories*

10.21 (1)	Purchase Order # 27467 from Sandia National Laboratories*

10.22 (1)	Purchase Order # 117339 from Sandia National Laboratories*

10.23 (1)	Purchase Order # 250810 from Sandia National Laboratories*

10.24 (1)	Undersea Exploration Modeling Agreement between Woods Hole Oceanographic Institute and Novint Technologies, Inc.*

10.25 (1)	Purchase Order for Lunar Design, Inc. dated April 7, 2005*

10.26 (1)	Sublicense Agreement between Manhattan Scientifics and Novint Technologies, Inc.*

10.27 (1)	License and Royalty Agreement between Manhattan Scientifics and Novint Technologies, Inc.*

10.28 (1)	Research Development and License Agreement between Manhattan Scientifics and Novint Technologies, Inc.*

10.29 (1)	Intellectual Property License Agreement with Force Dimension LLC*

10.30 (1)	Purchase Order with Lockheed Martin dated April 1, 2005*

10.31 (1)	Purchase Order with Lockheed Martin dated April 4, 2005*

10.32 (1)	Purchase Order with Lockheed Martin dated April 21, 2005*

10.33 (1)	Purchase Order with Deakin University dated April 6, 2004*

10.34 (1)	Purchase Order with Robarts Research dated September 24, 2004*

10.35 (1)	Purchase Order with University of New Mexico dated March 16, 2004*

10.36 (1)	Amendment to Agreement with Force Dimension Dated May 5, 2005*

10.37 (1)	Amendment to contract between Aramco Services Company and Novint Technologies, Inc*

10.38 (2)	Purchase Order with Lockheed Martin dated February 16, 2006*

10.39 (2)	Amendment to Intellectual Property License Agreement with Force Dimension LLC dated March 9, 2006*

10.40 (2)	Purchase Order with Lockheed Martin dated March 3, 2006*

10.41 (3)	Form of Subscription Agreement for Securities, April 2006*

10.42 (4)	Board of Directors Agreement between V. Gerald Grafe and Novint Technologies, Inc.*

10.44 (5)	Manufacturing Agreement dated December 19, 2006 by and between Novint Technologies, Inc. and VTech Communications Ltd.*

10.45 (5)	Novint Purchase Order 1056. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) *

10.46 (7)	Form of Unit Subscription Agreement, March 2007*

10.47 (7)	Form of Investor Rights Agreement, March 2007*

10.48 (8)	Amendment No. 1 to Unit Subscription Agreement dated March 2, 2007*

10.49 (8)	Amendment No. 2 to Unit Subscription Agreement dated March 30, 2007*

10.50 (8)	Amendment No. 1 to Investor Rights Agreement dated March 30, 2007*

10.51 (10)	Purchase Order with The Falk Group, LLC dated January 16, 2007*

10.52 (11)	Tournabout Intellectual Property Acquisition Agreement dated July 17, 2007*

10.53 (12)	Lease Agreement dated May 29, 2007*

10.54 (12)	Lease Agreement dated June 21, 2007*

14 (2)	Code of Ethics*

* Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2020	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer and Principal Financial Officer)