Form 10-Q
period 2020-06-30
NOVINT TECHNOLOGIES INC
filed 2020-08-14
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On August 14, 2020, the Registrant had 202,308,728 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Novint Technologies, Inc.
BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$374,303	$431,715
Prepaid expenses and other current assets	—	2,048
Total Current Assets	374,303	433,763

TOTAL ASSETS	$374,303	$433,763

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$662,878	$640,374
Total Current Liabilities	662,878	640,374

TOTAL LIABILITIES	662,878	640,374

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—

Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of June 30, 2020 and December 31, 2019	20,231	20,231

Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,368,099)	(41,286,135)
TOTAL STOCKHOLDERS’ DEFICIT	(288,575)	(206,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$374,303	$433,763

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenue	$—	$—	$1,000	$—

Operating Expenses
Professional fees	8,913	6,242	40,113	26,135
General and administrative expenses	22,597	20,381	42,685	40,875
Total Operating Expenses	31,510	26,623	82,798	67,010

Loss from operations	(31,510)	(26,623)	(81,798)	(67,010)

Other expense:
Interest expense, net	(60)	(81)	(166)	(163)
Total other expense	(60)	(81)	(166)	(163)

Loss before provision for income taxes	(31,570)	(26,704)	(81,964)	(67,173)
Provision for income taxes	—	—	—	—
Net loss	$(31,570)	$(26,704)	$(81,964)	$(67,173)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Three Months Ended June 30, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, March 31, 2019	202,308,728	$20,231	$41,059,293	$(41,192,427)	$(112,903)
Net Loss for the Three Months	—	—	—	(26,704)	(26,704)
Balances, June 30, 2019	202,308,728	20,231	41,059,293	(41,219,131)	(139,607)

	Six Months Ended June 30, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2018	202,308,728	$20,231	$41,059,293	$(41,151,958)	$(72,434)
Net Loss for the Six Months	—	—	—	(67,173)	(67,173)
Balances, June 30, 2019	202,308,728	20,231	41,059,293	(41,219,131)	(139,607)

	Three Months Ended June 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, March 31, 2020	202,308,728	$20,231	$41,059,293	$(41,336,529)	$(257,005)
Net Loss for the Three Months	—	—	—	(31,570)	(31,570)
Balances, June 30, 2020	202,308,728	20,231	41,059,293	(41,368,099)	(288,575)

	Six Months Ended June 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2019	202,308,728	$20,231	$41,059,293	$(41,286,135)	$(206,611)
Net Loss for the Six Months	—	—	—	(81,964)	(81,964)
Balances, June 30, 2020	202,308,728	20,231	41,059,293	(41,368,099)	(288,575)

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(81,964)	$(67,173)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,048	4,113
Accounts payable and accrued expenses	22,504	28,761
Net cash used in operating activities	(57,412)	(34,299)

Net decrease in cash	(57,412)	(34,299)

Cash and cash equivalents, beginning of year	431,715	508,547

Cash and cash equivalents, end of period	$374,303	$474,248

Supplemental cash flow information:

Cash paid for interest	$166	$163
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

 NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Novint Technologies, Inc. (the “Company” or “Novint”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company.

Nature of Business

The Company currently is engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is in the consumer interactive computer gaming market, but the Company also does project work in other areas. The Company’s operations are based in New York with sales of its haptics products primarily to consumers through retail outlets.

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2020, had an accumulated deficit of $41,368,099. For the period ended June 30, 2020, the Company sustained a net loss of $81,964. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months from the date the financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue by increasing its sales efforts. The Company will continue to seek and raise additional funding through debt or equity financing during the next twelve months.

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

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2020 may not be indicative of results for the full year.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that $0 allowance is required at June 30, 2020 and December 31, 2019.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2020	2019
Trade payables	$100,911	$99,486
Accrued expenses	3,835	7,756
Accrued royalties	558,132	533,132
Total accounts payable and accrued expenses	$662,878	$640,374

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

The Company has licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat per user end fee of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000 which has been recorded as accrued royalties but remains unpaid. Accrued royalty fees as of June 30, 2020 and December 31, 2019, was $558,132 and $533,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement will remain as a liability.

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

The Company had 202,308,728 shares of common stock issued and outstanding as of June 30, 2020 and December 31, 2019.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2019.  Unless otherwise noted, all the financial information in this Report is financial information for the Company.

General

The Company currently is engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is in the consumer interactive computer gaming market, but the Company also does project work in other areas. The Company’s operations are based in New York with sales of its haptics products primarily to consumers through retail outlets.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenues

	Three months ended June 30,
	2020	2019	Change
Revenue	$—	$—	$—

The Company recorded no revenue for the three-month period ended June 30, 2020 and no revenue during the three-month period ended June 30, 2019. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Three months ended June 30,
	2020	2019	Change
Operating Expenses	$31,510	$26,623	$4,887

Operating expenses increased by $4,887 or 18% due to an increase in professional fees. The increase in professional fees is primarily due to additional costs of being a current reporting company.

Other Expense

	Three months ended June 30,
	2020	2019	Change
Other Expense	$60	$81	$(21)

Other expense was $60 during the three months ended June 30, 2020 compared with $81 during the three months ended June 30, 2019.  Other expense for the three months ended June 30, 2020 consisted of interest expense of related to finance charges on credit cards.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Revenues

	Six months ended June 30,
	2020	2019	Change
Revenue	$1,000	$—	$1,000

The Company recorded revenue of $1,000 for the six-month period ended June 30, 2020 and no revenue during the six-month period ended June 30, 2019. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Six months ended June 30,
	2020	2019	Change
Operating Expenses	$82,798	$67,010	$15,788

Operating expenses increased by $15,788 or 23% due to an increase in professional fees. The increase in professional fees is primarily due to additional costs of being a current reporting company.

Other Expense

	Six months ended June 30,
	2020	2019	Change
Other Expense	$166	$163	$3

Other expense was $166 during the three months ended June 30, 2020 compared with $163 during the six months ended June 30, 2019.  Other expense for the six months ended June 30, 2020 consisted of interest expense of related to finance charges on credit cards.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as at June 30, 2020 and December 31, 2019:

	As of	As of
	June 30,	December 31,
	2020	2019	Change
Cash	$374,303	$431,715	$(57,412)
Working capital deficit	$(288,575)	$(206,611)	$81,964

At June 30, 2020, the Company had working capital deficit of approximately $288,575. Accumulated deficit amounted to $41,368,099 and $41,286,135 at June 30, 2020 and December 31, 2019, respectively. Net loss for the six months ended June 30, 2020 and 2019 was $81,964 and $67,173, respectively. Net cash used in operating activities was $57,412 and $34,299 for the six months ended June 30, 2020 and 2019, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of June 30, 2020, the Company had cash of $374,303.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company has incurred recurring losses and at June 30, 2020, had an accumulated deficit of $41,368,099; (iii) the Company sustained an operating loss of $81,798 for the period ended June 30, 2020; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below:

	Six months ended June 30,
	2020	2019	Change
Net cash used in operating activities	$57,412	$34,299	$23,113

Net cash used in operating activities for the six months ended June 30, 2020 was $57,412 compared with net cash used in operating activities of $34,299 for the six months ended June 30, 2019. The net cash used in operating activities during the six months ended June 30, 2020, was primarily due to a net loss of $81,964 partial offset by increase of $22,504 in accounts payable and accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2019 was $34,299. The net cash used in operating activities during the six months ended June 30, 2019, was primarily due to a net loss of $67,173 partial offset by increase of $28,761 in accounts payable and accrued expenses.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies during the three and six months ended June 30, 2020.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2019

Certain Factors That May Affect Future Results of Operations

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2020, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting.

Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2020	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer and Principal Financial Officer)