Form 10-Q
period 2020-09-30
NOVINT TECHNOLOGIES INC
filed 2020-11-13
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On November 13, 2020, the Registrant had 202,308,728 shares of common stock outstanding.

TABLE OF CONTENTS

NOVINT TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Novint Technologies, Inc.

BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$336,922	$431,715
Prepaid expenses and other current assets	6,065	2,048
Total Current Assets	342,987	433,763

TOTAL ASSETS	$342,987	$433,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$683,118	$640,374
Total Current Liabilities	683,118	640,374

TOTAL LIABILITIES	683,118	640,374

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—

Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of September 30, 2020 and December 31, 2019	20,231	20,231

Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,419,655)	(41,286,135)
TOTAL STOCKHOLDERS' DEFICIT	(340,131)	(206,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$342,987	$433,763

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$1,000	$—

Operating Expenses
Professional fees	30,434	13,942	70,547	40,077
General and administrative expenses	21,064	20,448	63,749	61,323
Total Operating Expenses	51,498	34,390	134,296	101,400

Loss from operations	(51,498)	(34,390)	(133,296)	(101,400)

Other expense:
Interest expense, net	(58)	(51)	(224)	(214)
Total other expense	(58)	(51)	(224)	(214)

Loss before provision for income taxes	(51,556)	(34,441)	(133,520)	(101,614)
Provision for income taxes	—	—	—	—
Net loss	$(51,556)	$(34,441)	$(133,520)	$(101,614)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended September 30, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, June 30, 2019	202,308,728	$20,231	$41,059,293	$(41,219,131)	$(139,607)
Net Loss for the Three Months	—	—	—	(34,441)	(34,441)
Balances, September 30, 2019	202,308,728	$20,231	$41,059,293	$(41,253,572)	$(174,048)

	Nine Months Ended September 30, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2018	202,308,728	$20,231	$41,059,293	$(41,151,958)	$(72,434)
Net Loss for the Nine Months	—	—	—	(101,614)	(101,614)
Balances, September 30, 2019	202,308,728	$20,231	$41,059,293	$(41,253,572)	$(174,048)

	Three Months Ended September 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, June 30, 2020	202,308,728	$20,231	$41,059,293	$(41,368,099)	$(288,575)
Net Loss for the Three Months	—	—	—	(51,556)	(51,556)
Balances, September 30, 2020	202,308,728	$20,231	$41,059,293	$(41,419,655)	$(340,131)

	Nine Months Ended September 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2019	202,308,728	$20,231	$41,059,293	$(41,286,135)	$(206,611)
Net Loss for the Nine Months	—	—	—	(133,520)	(133,520)
Balances, September 30, 2020	202,308,728	$20,231	$41,059,293	$(41,419,655)	$(340,131)

The accompanying notes are an integral part of these financial statements

5

Novint Technologies, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(133,520)	$(101,614)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,017)	2,304
Accounts payable and accrued expenses	42,744	37,276
Net cash used in operating activities	(94,793)	(62,034)

Net decrease in cash	(94,793)	(62,034)

Cash and cash equivalents, beginning of year	431,715	508,547

Cash and cash equivalents, end of period	$336,922	$446,513

Supplemental cash flow information:
Cash paid for interest	$224	$214
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2020, had an accumulated deficit of $41,419,655. For the period ended September 30, 2020, the Company sustained a net loss of $133,520. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months from the date the financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek and raise additional funding through debt or equity financing during the next twelve months.

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

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2020 may not be indicative of results for the full year.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that $0 allowance is required at September 30, 2020 and December 31, 2019.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	September 30,	December 31,
	2020	2019
Trade payables	$107,203	$99,486
Accrued expenses	5,283	7,756
Accrued royalties	570,632	533,132
Total accounts payable and accrued expenses	$683,118	$640,374

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

The Company has licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat per user end fee of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000 which has been recorded as accrued royalties but remains unpaid. Accrued royalty fees as of September 30, 2020 and December 31, 2019, was $570,632 and $533,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement will remain as a liability.

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

The Company had 202,308,728 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenues

	Three months ended September 30,
	2020	2019	Change
Revenue	$—	$—	$—

The Company recorded no revenue for the three-month period ended September 30, 2020 and no revenue during the three-month period ended September 30, 2019. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Three months ended September 30,
	2020	2019	Change
Operating Expenses	$51,498	$34,390	$17,108

Operating expenses increased by $17,108 or 50% to $51,498 for the three months ended in September 30, 2020, from $34,390 for three months ended September 30, 2019. This increase in professional fees was primarily due to additional costs for being a current reporting company.

Other Expense

	Three months ended September 30,
	2020	2019	Change
Other Expense	$58	$51	$7

Other expense increased by $7 or 14% to $58 during the three months ended September 30, 2020 compared with $51 during the three months ended September 30, 2019. Other expense for the three months ended September 30, 2020 consisted of interest expense of related to finance charges on credit cards.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Revenues

	Nine months ended September 30,
	2020	2019	Change
Revenue	$1,000	$—	$1,000

The Company recorded revenue of $1,000 for the nine-month period ended September 30, 2020 and no revenue during the nine-month period ended September 30, 2019. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Nine months ended September 30,
	2020	2019	Change
Operating Expenses	$134,296	$101,400	$32,896

Operating expenses increased by $32,896 or 32% to $134,296 for the nine months ended in September 30, 2020, from $101,400 for the nine months ended September 2019. This increase was due to an increase in professional fees which is due to additional costs incurred for being a current reporting company.

Other Expense

	Nine months ended September 30,
	2020	2019	Change
Other Expense	$224	$214	$10

Other expense increased by $10 or 5% to $224 during the nine months ended September 30, 2020 compared with $214 during the nine months ended September 30, 2019. Other expense for the nine months ended September 30, 2020 consisted of interest expense of related to finance charges on credit cards.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as of September 30, 2020 and December 31, 2019:

	As of	As of
	September 30,	December 31,
	2020	2019	Change
Cash	$336,922	$431,715	$(94,793)
Working capital deficit	$(340,131)	$(206,611)	$(133,520)

At September 30, 2020, the Company had working capital deficit of approximately $340,131. Accumulated deficit amounted to $41,419,655 and $41,286,135 at September 30, 2020 and December 31, 2019, respectively. Net loss for the nine months ended September 30, 2020 and 2019 was $133,520 and $101,614, respectively. Net cash used in operating activities was $94,793 and $62,034 for the nine months ended September 30, 2020 and 2019, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of September 30, 2020, the Company had cash of $336,922.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company has incurred recurring losses and at September 30, 2020, had an accumulated deficit of $41,419,655; (iii) the Company sustained an operating loss of $133,520 for the period ended September 30, 2020; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below:

	Nine months ended September 30,
	2020	2019	Change
Net cash used in operating activities	$94,793	$62,034	$32,759

Net cash used in operating activities for the nine months ended September 30, 2020 was $94,793 compared with net cash used in operating activities of $62,034 for the nine months ended September 30, 2019. The net cash used in operating activities during the nine months ended September 30, 2020, was primarily due to a net loss of $133,520 partial offset by increase of $42,744 in accounts payable and accrued expenses.

Net cash used in operating activities for the nine months ended September 30, 2019 was $62,034. The net cash used in operating activities during the nine months ended September 30, 2019, was primarily due to a net loss of $101,614 partial offset by increase of $37,276 in accounts payable and accrued expenses.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no recent significant changes to our accounting policies and use of estimates during the nine months ended September 30, 2020. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2019

Certain Factors That May Affect Future Results of Operations

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2020, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting. The ineffectiveness of our internal control over financial reporting at September 30, 2020, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel. During the remainder of 2020, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel.

Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 13, 2020	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer and Principal Financial Officer)