Form 10-K
period 2020-12-31
NOVINT TECHNOLOGIES INC
filed 2021-03-24
CIK 1282980

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

(866) 298-4420

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing bid price of such shares on the OTC was $8,845,770.

As of March 23, 2021, the registrant had 202,308,728 shares of common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, or Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. All forward-looking statements speak only as of the date of this Form 10-K, are expressly qualified in their entirety by the cautionary statements included in this Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K.

Further, any forward-looking statement speaks only as of the date on which it is made. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, or how they may affect us. Except as required by law, we do not intend to update or revise the forward-looking statements in this Form 10-K after the date of this Form 10-K, whether as a result of any new information, future events, changed circumstances or otherwise. This Form 10-K also contains market data related to our business and industry. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

PART I

ITEM 1. BUSINESS.

Novint Timeline and Detailed Business Description

Novint Technologies (Other OTC: NVNT) was initially incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999. On February 26, 2002, the company changed its state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation (“Novint” or the “Company”). The Company went public in 2001 with the goal of commercializing haptics technology licensed from Sandia National Labs and developing a revolutionary haptic game controller for computer video gaming and other computer applications based on this technology. Haptics technologies allow people to use their sense of touch to interact with computers. The company was based in Albuquerque, New Mexico, near Sandia National Labs.

During its first eight years, the Company derived revenue primarily from developing professional applications for customers, including contracts with companies such as Aramco, Lockheed Martin, Chrysler, Chevron and Sandia National Laboratories. However, the Company’s intent was to eventually generate most of its revenues from the sale of the revolutionary consumer Falcon product (described in the sections below), the associated “grips,” or handles that are shaped to mirror the application that the product is being used to simulate, (e.g., a gun handle, a sword handle, or a steering wheel) and the sale or license of specially enabled computer games designed to be used with the Falcon.

The Company’s product that was commercially released in 2007, the Novint Falcon game controller, lets users experience video games and other computer applications using a realistic and detailed sense of touch referred to as a “haptic” feel. Holding its handle, users feel the shapes, textures, weight, dimension and force feedback effects in software games that have been enabled to work with the Falcon. These “feelings” that are felt in the hand of the user that is holding the Falcon controller are generated by tiny nano vibrations that create sensations that simulate the real-life sensation of touch. As opposed to providing simple vibrations and feedback like Rumble Strip based joysticks developed by Immersion Corporation (IMMR), the Falcon uses patented nano-vibrations to create different “textures and “feels” while a person is holding onto the controller. For example, a person can tell the difference between a piece of rubber or wool as they hold the handle of the Falcon and run over the different materials on the screen. When firing a gun, the person gets a kickback and feeling based on the type of gun that is being fired and when a person is hit onscreen, they can feel what type of hit and from what direction the hit came from. Catching a baseball in a glove actually feels like the ball landing in glove while you are gripping the controller. The feelings are almost surreal and frightening at times. It is difficult to describe the experience without actually feeling it firsthand and this has certainly been one of the issues that has prevented significant sales traction for the product. Using the Falon and its haptics technology, games and applications have the crucial missing “third sense” to human computer interaction. In late 2006, BusinessWeek wrote that “Novint’s haptic controller, the Falcon, looks set to revolutionize gaming.” In 2007, the Company began shipping the Falcon to commercial retailers and distributors in the U.S. The product was available through retailers, including Fry’s, Tiger Direct, and J&R Music Store. Additionally, in the fourth quarter of 2007, Novint opened its online store for the sale of the Falcon and computer games integrated to work with the Falcon. Customers could download games for use with the Falcon by going to the Company’s website and purchasing the haptics enabled games. The Company developed many of its own gaming titles. The Company also licensed a number of better-known game titles and then had the Company’s programmers haptically enable these titles to take advantage of the haptic feedback and sensations using the Falcon controller. Novint’s programmers added these haptic parts to the play of the programming code of these games using manual customization. Over the years, the Company eventually commercialized over 45 titles available for use with the Falcon controller.

The licensing agreements with various gaming software providers have all expired and are treated as terminated. Novint continues to be able to sell or provide for free as an accompanying software bonus along with the Falcon, a library of games that the Company developed internally and that is not subject to any current license agreements or future royalties. The single agreement that is referenced in Note 3 that accounts for all of the contingent accrued royalties was an agreement dated January 4, 2004 and an amendment dated July 24, 2007 between Novint Technologies, Inc. and Force Dimension, LLC, based in Switzerland. The Company believes, based on extensive due diligence including examining documents and interviews with prior management and employees, that Force Dimension , LLC failed to deliver the deliverables as specified in the agreement and that beyond the initial payments that Novint made, this obligation is no longer ongoing and the Company deems the agreement to be terminated. However, since there was never an official termination, as per ASC 405-20, the Company cannot derecognize the liability and thus the contingent liability remains in the December 31, 2020 financial statements as included in this Form 10-K.

There is a licensing agreement dated April 6, 2009 among Inverse Technology Corporation and Kinetecs, Inc., both based in Lincoln, Nebraska and Force Tek Enterprises, LLC of Cecil, Pennsylvania. When Novint merged with Force Tek  in April 2011, as described in this Form 10-K, Novint assumed this license. The agreement contained a large initial payment that was paid by Force Tek and subsequent royalties based on sales of products that utilize the licensed technology. The technology from this license may be used in Novint's Xio product that has been in development, in which case the Company would be required to pay royalties on commercial sales as per the agreement, although there can be no assurances that Novint will be able to successfully commercialize the Xio product.

Although the Company sold thousands of units, sales of the Falcon controller struggled without ever reaching a critical mass, continuing to this day. The Company did release dozens of software titles that were optimized to work with the Falcon as described above, however, the titles were not released fast enough and the cost of acquiring rights and haptically enabling the software was too large of a challenge for a small company. Additionally, as noted above, the Company was also not successful in finding a large company to work with to help market the Falcon more effectively and assist with the huge software development efforts that were necessary.

Although the Company has not derived any revenue from the licensing of the Company’s technology for consumer console and PC interactive computer games, from time to time the Company has engaged in discussions with larger commercial partners. The Company has also performed R&D under contract for larger companies with the end goal of leading to commercial product development, but none of these efforts has led to commercial product deployments. Although the Company continues to make efforts in this area, there can be no assurances that the Company will be able to find partners for its products. In addition, pursuant to the patent sale and licensing arrangement described below, there are certain extensive restrictions on the ability of the Company to engage commercial partners on a go forward basis. The Company retained the right to enter into manufacturing arrangements to produce for others, or have manufacturer’s produce on behalf of Novint, the Company’s existing Falcon products based on their current or developed designs only, as well as the unreleased next generation designs of the Company’s Xio products.

Force Tek  Transaction

In April 2011, Novint merged with Force Tek Technologies. Force Tek was a company started by serial entrepreneur Shannon Vissman that developed a full arm controller with forced feedback that could be used for gaming. Novint and Force Tek initially met at a gaming conference where the companies recognized the potential of being able to merge their complementary technologies into a single unified gaming controller that had much of the haptic feedback of the Falcon but in a portable controller that fits on a user’s arm. After the merger with Novint, Shannon Vissman and Ryan Christoff joined the Board of Novint, replacing Brian Long and Jan Richardson. On October 24, 2011, Tom Anderson resigned as CEO and Shannon Vissman of Force Tek became CEO. In connection with the merger, all debt of the Company was either paid off or converted to equity. Mr. Vissman, and to a lesser extent Mr. Christoff, provided equity funding of approximately $3 million at a fixed price per share for the combined company which continued to be known as Novint. This funding was used to merge R&D teams and to create a next generation game controller with the combined technologies, called the Xio, while continuing to support the company’s limited sales of the Falcon controller and related accessories and software. The integration work for the Xio was never completed, though various prototypes were developed. During this time, Novint also did some custom haptic projects, including work for the US army related to Xio prototypes, but it never amounted to a large business and the company was unsuccessful in obtaining any commercial production contracts as a result of this work.

In August 2013, Brian Long, Jan Richardson, Tom Anderson and Shannon Vissman resigned from the board, leaving Ryan Christoff as the sole board member. Ryan appointed Orin Hirschman and Martin Chopp to the serve on the board alongside him. The Company then raised $55,180 in senior secured debt to continue operations. Since that time, Novint has worked to preserve cash and reduce expenses while continuing to sell small amounts of Falcons along with related accessories and software titles, with a goal of allowing the Company to maximize its resources. At that time, the Company also initiated a process to explore ways to further realize value from Novint’s patent portfolio, the Falcon hardware and related software, and the Company’s next generation Xio product.

In June 2015, after an extensive process, Novint sold 5 patents and sublicensed 5 patents to an undisclosed technology company for $750,000 upfront, and a potential second payment of $750,000 upon waiver of assignment from the DOE to Sandia. The second payment was paid in July 2016. Net of broker fees, legal expenses and payments to Sandia to release their rights to the IP, Novint received a total of $699,714 in the transaction. Novint retained a non-transferable license that allows it to continue selling Falcons and next generation devices such as the Xio that are based on the Company’s existing and anticipated designs.

Since that time, Novint has continued selling small amounts of Falcons and related software and accessories while engaging in discussions with potential partners on Falcon and Xio and studying other ways to realize value from these products. Novint was clearly much too early in trying to pioneer the market for a consumer haptic controller. One of the major disadvantages of the original Falcon design that has been highlighted by customers and potential commercial partners was its size and weight and the need for the controller to be sitting on a desktop. The next generation product that Novint has developed but not completed, the Xio, addresses this issue by being lightweight and strapping onto the hand and forearm, however, as previously noted, the product has not been completed for commercial release and there can be no assurances that the product will be completed or commercially released in the future.

Principal Products – Falcon

The Novint Falcon is an extensible, grounded (e.g., desktop), three-dimensional (3D) haptic interaction device. It is a compact robotic device with characteristics optimized for real-time force-feedback and tactile interaction. The Falcon was specifically developed for consumer applications with an emphasis on interactive gaming. The performance characteristics of the device, however, are such that it has seen some wider application in fields such as education, medicine, scientific visualization, robotics and tele-robotics.

The current consumer version of the Falcon consists of the Main Unit, a Stand and a “Grip” or end effector. The Main Unit is capable of generating high-fidelity, high-bandwidth, 3D forces and accurately sensing 3D position in real-time within its working envelope. The Main Unit has on-board computational capabilities and is programmed by and communicates with a host computer or system via a bi-directional USB communication interface. It is typically powered using an external DC power supply.

The Main Unit has a modular, quick connect/disconnect, electromechanical interface (i.e., the Grip Interface) that allows various Grips to be mounted to it. This interface allows a Grip to be mechanically connected to the Main Unit and provides electrical power and communication with the Grip. When the Falcon is utilized as a haptic interaction device, it is the Grip that the end-user actually grasps and uses to interact with the device.

The Grips themselves can have arbitrary shape and function. A Grip simply has to adhere to the mechanical and electrical constraints of the Grip Interface. Grips typically use on-board computational elements to report their state to the Main Unit via the serial communication channel of the Grip Interface. Two typical consumer Grips are a general-purpose spherical interface and a pistol shaped Grip typically used for game play and interaction. These Grips have various buttons and communicate their identity as well as button state via the Grip Interface to the Main Unit. The Main Unit is modularly mounted on a Stand. Consumer units are typically shipped with a “U” stand. The Falcon Main Unit can be mounted, however, on any stand or object that provides the appropriate mechanical interface and fasteners.

The Falcon communicates with a host computer or system via a bi-directional USB communication interface at a 1 KHz data rate. Drivers and APIs/SDKs on the host side allow haptic interaction to be incorporated or added to various applications across various markets.

Subsequent to the introduction of the current consumer Falcon haptic interface device, there have been a variety of improvements, features and options to the design of the device that have been implemented on a limited number of units for specific customers. Other significant changes have been designed for the device as product improvements or model variations. These changes to the device design have not yet made it to the shipping consumer version of the device but could do so given the appropriate timing and markets. For example, the current capstan cable drive mechanism for the Falcon utilizes a single spring tensioner. Under high-speed motions, this approach results in unequal cable tension between the cable on one side of the capstan and the other. This can lead to some slippage of the cable relative to the capstan when motor direction is abruptly reversed after a high-speed run. A drive system that helps guarantee balanced cable tension is one of the pre-planned product improvements for the Falcon. Another example would be the potential to decrease the electronics cost. The current consumer Falcon utilizes a Digital Signal Processor (DSP), along with other electronics elements, to implement the Falcon’s processing and communication system. Significant effort has been undertaken in designs where an ASIC is used for a major portion of these processing and communication requirements. This design will allow much more economical production of the Falcon for larger volume production runs.

There are other areas of potential improvement to the Falcon. The current consumer Falcon is relatively compact compared to other arm mechanisms. The radial twist employed in the “arm” design decreases the radial cross section of the device. Physical layout of the electronics is also optimized to decrease size. In addition, the U-shaped base helps to decrease the apparent size of the device. Nonetheless, further decreasing the apparent and real volume of the device is desirable for increased consumer acceptance. Ideally, this decrease would also reduce the cost of goods sold for the Falcon. Novint has outlined a fundamental approach where most of the encasing plastic for the Falcon Main Unit will be removed and the underlying plastic frame for the Falcon will be modified to be the exterior of the device as well as supporting the device mechanisms and electronics. This will significantly decrease the apparent size and volume of the Falcon. It also provides significant additional shape, color and opacity options to the look of the Falcon Main Unit including clear plastic options where the internal mechanisms and electronics are visible.

A significant amount of effort has been taken in the design of potential consumer Grips. One major class of effort has revolved around variations in general purpose Grips for ergonomic and functional improvements. A significant number of custom variations of the Falcon have been designed and built over time. Typically, these developments have been for customers in the “professional” sectors (e.g., medicine, telerobotics, and scientific visualization). These variations have been based on the current consumer Falcon design and can easily be incorporated into the standard shipping Falcon line when appropriate.

Novint has made several custom variations to the Falcon for specific customers and use cases. As part of its custom efforts, Novint developed improved control algorithms for the Falcon Main Unit that allow higher peak forces to be generated or lower forces to be maintained for longer periods of time. These developments were embodied in custom units referred to as “Super Falcons”. Fundamentally, these improvements involved changes the timing and pulse-width modulation motor control used in the control algorithms run on the Falcon Main Unit’s DSP. No changes to Falcon hardware are required. This allows a “Super Falcon” to be sold to consumers when appropriate. In addition, several fundamentally new Grip designs for the Falcon have been developed for custom customer applications. Consumer versions of these designs are possible.

The Novint Falcon was designed, primarily, with consumer gaming applications in mind. The Novint Falcon was designed to be used for both PC and console gaming. All that is required to interface to the device is some form of serial interface (wired or wireless). Novint has also created in-lab prototypes of the Falcon that would be directly connected to gaming consoles.

In addition to the Falcon device, Novint has been selling software and demonstrations for all gaming genres including Action, Adventure, Fighting, Racing, Simulation, Sport, Strategy, Parlor, Massively Multiplayer Online (MMO) and Miscellaneous (e.g., board games, pinball). Novint has also created a number of haptically enabled software applications across that would allow the Falcon to be utilized for many non-gaming uses. For example, Novint has developed medical simulation software for various injection procedures including: Epidural injections, Synvisc™ injection, Depo-Medrol™ injection and other injections. Novint has also developed software applications that allow a user to feel as well as see medical data. For example, CT Scan data can be probed using the Falcon and the difference between soft tissue and bone can be felt. Novint’s medical applications have typically been used both for medical marketing and procedure familiarization or training. In addition, Novint has developed specific software that works with the Falcon for marketing purposes. For example, Novint modified a game for Anheuser-Busch to use during its on-site marketing campaigns. Novint has also developed software applications where a Falcon’s motion is controlled via software or in real time using another (remote) Falcon.

Other Haptic Companies and Competition

Recent developments over the last several years create the potential for more consumer interest in haptic devices and controllers. In 2016, Facebook released the Oculus Rift Virtual Reality (VR) headset which a consumer can wear on their head and experience virtual reality at a sub $1,000 price point. HTC started selling a similar headset and both companies also sell companion hand controllers. These controllers are small and lightweight, but offer limited haptic feedback compared to the Falcon.

Over the last few years, and in particular in very recent periods, there have been a number of start-up companies working on new haptic controllers, including handheld devices that are similar to those controllers sold by Facebook and HTC, as well as more elaborate wearable haptic controllers including gloves. These devices are more similar to Novint’s next generation Xio design and are much more elaborate than the handheld controllers that are currently on the market. The sudden surge in development in this area would suggest that the field is beginning to gain much more interest following the commercial releases of the Oculus Rift and HTC products as well as similar headsets that are being introduced by other companies. In addition, there are many companies producing virtual reality and haptic devices that are competitive or may be competitive in the future with the Falcon and Xio. Some of the products and companies that may be competitive include:

●	Immersion Corporation (NASDAQ: IMMR) is primarily a 1D or 2D haptics (a Haptic computer interaction in which forces are mechanically displayed to a user in 1 or 2 directions of movement; examples are force feedback joysticks and force feedback mice) hardware company. Immersion is a public company, which has acquired other haptics device companies. They have acquired Cybernet, Haptech and Virtual Technologies.VRgluv from VRgluv in Atlanta is a new product that is a glove for controlling virtual reality systems such as the Occulus Rift and HTC Vive. The glove has sensors throughout as well as force feedback and appears to be provide a very robust user experience. The company’s product appears be directly competitive with Novint’s Xio product.Microsoft has several haptic devices that simply vibrate and rumble, such as the control pads for their Xbox systems. Microsoft may be working on various haptic controllers to complement the company’s Hololens Virtual Reality headset that it has begun selling. Logitech sells haptics mice, wheels, and joysticks that they licensed from Immersion and that are primarily used for gaming. Logitech’s haptics products are two-dimensional and do not offer as many features as our products will. Microsoft has several haptic devices that simply vibrate and rumble, such as the control pads for their Xbox systems. Microsoft may be working on various haptic controllers to complement the company’s Hololens Virtual Reality headset that it has begun selling.

Employees

As of March 23, 2021 , we do not have any full-time employees in our workforce.

Corporate and Available Information

Novint Technologies was initially incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999. On February 26, 2002, the company changed its state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation. Our principal executive offices are located at 100 Merrick Road–Suite 400W, Rockville Center, NY 11570. Our telephone number is (866) 298-4420, and our website address is www.novint.com.

The information contained in, or accessible through our website does not constitute a part of and is not deemed or otherwise incorporated by reference in this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors — SEC Filings” section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. Our shares of common stock are listed on Other OTC under the symbol “NVNT.”

ITEM 1A. RISK FACTORS

Not required to be provided by smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, the Company does not lease or own any real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on OTC Other under the symbol “NVNT.”

Stockholders

As of March 23, 2021, there were 168 stockholders of record of our 202,308,728 outstanding shares of common stock. This number does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends for the foreseeable future.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and the “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

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

During the earlier years of Novint, the Company sold its products primarily to consumers and through the retail channels. When the new team came on to try to save the Company in 2013, the Company continued to sell individual units to consumers through the Novint online store in an effort to capture a larger percentage of the sale rather than go through distribution. As the same time, the Company adopted a new strategy of trying to sell Falcons to more professional users, small developers and institutions such as schools, which were more likely to make purchases of multiple units at a time and create more near-term revenue for the Company considering the extremely limited cash resources of the Company at the time. This shift in strategy was somewhat successful as evidenced by the higher level of sales during the next few years. In 2017, the Company shifted strategy to try to partner with one or more larger OEMs in the gaming space that could help introduce either the existing Falcon, a cost reduced version of the Falcon and/or the Xio controller that was in development. There has been significant interest and testing from two well-known OEMs in the gaming space but the process with large OEMs is an extremely strenuous and long process and there can be no assurances that the Company will be able to successfully conclude a partnering arrangement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times, balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

Fair Value of Financial Instruments

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. The FASB ASC establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy are described below:

●	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

●	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

●	Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

REVENUES . During the year ended December 31, 2020, the Company earned revenue of $1,000 through sales of its Falcon 3D Touch Haptic Controller (the “Falcon”). There were no revenues for the year ended December 31, 2019.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses and professional fees for the year ended December 31, 2020 and 2019, were $168,707 and $133,863, respectively, an increase of $34,844 or 26%. The increase was primarily due to an increase in legal fees of $26,263 due to regular filings with SEC.

OTHER EXPENSES. Other expenses for the year ended December 31, 2020 and 2019, were $279 and $239, respectively, an increase of $40 or 17%. The increase was primarily due to an increase in finance charges of $40 in 2020.

NET LOSS. Net loss for the years ended December 31, 2020 and 2019, respectively, were $167,986 and $134,177, an increase of $33,809. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss may fluctuate significantly from quarter to quarter and year to year.

Impact of Inflation

The impact of inflation upon our revenue and income / (loss) from operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years.

Liquidity and Capital Resources

Management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following: the Company has incurred recurring losses and at December 31, 2020, had an accumulated deficit of $41,454,121 and a working capital deficit of $374,597 and for the year ended December 31, 2020, the Company sustained a net loss of $167,986. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash Flow Activities

As of December 31, 2020, we had a total cash balance of $322,032. Our cash flow from operating activities for the fiscal year ended December 31, 2020 resulted in net cash used in operating activities of $109,683 compared with net cash used in operating activities of $76,832 for the previous year ended December 31, 2019. We did not have any cash flow from investing activities or financing activities for the years ended December 31, 2020 or 2019.

Contractual Obligations

We do not currently have fixed contractual obligations or commitments that include future estimated payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors. We have no guarantees or obligations other than those that arise out of our ordinary business operations.

Recent Accounting Standards

See Item 15 — Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a discussion of recent accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company. Accordingly, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our consolidated financial statements filed with this Annual Report on Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

 ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Principal Executive Officer, who also is our Principal Financial Officer, are responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Principal Executive Officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of December 31, 2020 (discussed in paragraph (b) to this Item 9A), which our management views as an integral part of our disclosure controls and procedures.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our Chief Executive Officer who is also our Principal Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ours are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management’s assessment identified the following material weaknesses in our internal control over financial reporting:  lack of segregation of duties due to lack of sufficient accounting and finance personnel, lack of sufficient entity level controls and lack of a sufficient technology infrastructure to support the financial reporting function In addition, we do not have a separately designated Audit Committee. Our small size, lack of revenue and inability to compensate officers or directors precludes us from attracting a sufficient number of directors to staff such a committee.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) as the framework to evaluate effectiveness. Because of the material weaknesses described above, management believes that, as of December 31, 2020, our internal controls over financial reporting were not effective based on those criteria.

Management intends to implement a remediation plan in fiscal year 2021 in response to the other identified material weakness in financial reporting. Our planned remediation efforts to address lack of segregation of duties and accounting for complex financial transactions include using third parties to perform accounting tasks, enhancing procedures for recording and reviewing complex transactions, performing more independent reconciliations or reviews and hiring more people. Our planned remediation efforts to address lack of sufficient technology infrastructure include upgrading and engaging technology consultants with specific financial reporting expertise using our accounting and financial reporting system. We believe that these remediation efforts, if successfully implemented, will improve our internal control over financial reporting.

(c)	Changes in Internal Controls

During the quarter ended December 31, 2020, we initiated remediation efforts and are still working on implementing certain controls identified above in response to previously identified material weaknesses. Once fully implemented, we believe that these remediation steps will remediate our material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information below sets forth the name, age and position of each of our current directors and executive officers as of March 23, 2021 .

Martin Chopp – Director 69

Mr. Chopp has served as a Director of Novint Technologies since August 2013. Mr. Chopp’s extensive capital markets experience includes management roles in numerous investment funds and public companies. Mr. Chopp is the President of SDC Capital LLC and President, Chief Financial Officer and Secretary of Sons Capital, LLC, positions which he has held for more than five years.  Additionally, Mr. Chopp is the General Partner of Ellis International as well as The Hewlett Fund, LP. Mr. Chopp served as the Chief Executive Officer, President and Director of Datatrend Services, Inc. (formerly Babystar, Inc.) until 1997. Mr. Chopp was President of Sun Capital Company from 1995 to February 2007 and a Director of Glen Rose Petroleum Corp. from April 2010 to March 2011.  The Board feels Mr. Chopp is an appropriate director due to his capital markets experience.

Ryan Christoff - Director 49

Mr. Christoff has served as a Director of Novint Technologies since April of 2011.  Prior to that, Mr. Christoff was the President of Force Tek, which merged with Novint just prior to April 2011.  Mr. Christoff provided operational expertise and helped design the biomechanics of XIO, the full arm controller that provided force feedback for gaming and other applications, produced by Force Tek.  Mr. Christoff has been the President and owner of The Physical Therapy Institute (PTI) since 2008.  PTI has operations in central and western Pennsylvania and Eastern Indiana.  Mr. Christoff holds a Doctorate degree in Orthopedic Physical Therapy, a Master’s Degree in physical therapy from Chatham University, and a B.S. degree in sports medicine from the University of Pittsburgh. The Board feels Mr. Christoff is an appropriate director due to his gaming industry experience.

Orin Hirschman – President, Treasurer and Director 51

Mr. Hirschman has served as a Director of Novint Technologies since August 2013. Mr. Hirschman has over 25 years of experience in money management, leveraged buyouts, restructuring and venture capital. Mr. Hirschman has been the manager of AIGH Investment Partners, LP since 2011. From 1994 until 2001 Mr. Hirschman served as a co-manager of two private investment funds, Adam Smith Investment Partnerships and Adam Smith Investment Partners, Ltd (the “Adam Smith Funds”). In addition to Mr. Hirschman’s private placement investments over the last fifteen years, the Adam Smith Funds, and AIGH Investment Partners, LP, his experience in the securities industry includes tenures with Wesray Capital, the investment firm founded by former U.S. Secretary of the Treasury William E. Simon, and Randall Rose & Company, a $100 million money management firm based in New York. Mr. Hirschman has been actively involved in the financing and structuring of over 70 companies, including many high technology companies. Mr. Hirschman’s educational background includes an M.B.A. in Finance from New York University Graduate School of Business and a degree in Biology and Finance from Touro College where he graduated Summa Cum Laude.  The Board feels Mr. Hirschman is an appropriate director due to his capital markets experience.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person, including directors, pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2020, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2020.

Code of Ethics

Our Board of Directors adopted a Code of Conduct and Ethics (the “Code”) in March 2006, which applies to our officers, directors and employees. The purpose of the Code is to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to the Securities and Exchange Commission (“SEC”) and in other public communications made by the Company;

●	compliance with applicable laws and governmental rules and regulations;

●	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

●	accountability for adherence to the Code.

A copy of the Code is filed as Exhibit 14.1 and is incorporated herein by reference.

Audit Committee and Financial Experts; Compensation Committee; Nominating and Governance Committee

Currently, we do not have separately designated Audit, Compensation or Nominating and Governance Committees. Our small size, lack of revenue and inability to compensate officers or directors precludes us from attracting a sufficient number of directors to staff such committees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

There was no compensation paid, earned or accrued for services by our executive officers in the fiscal years ended December 31, 2020 and December 31, 2019.

Director Compensation

As of December 31, 2020, there is no cash compensation paid to directors for their service on our board of directors.

Equity Compensation Plan Information

As of December 31, 2020, there is no equity compensation plan in effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following tables set forth, as of December 31, 2020, certain information concerning the beneficial ownership of our capital stock by each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock; each director; each named executive officer; all of our executive officers and directors as a group; and each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of December 31, 2020, the Company had authorized 500,000,000 shares of common stock, par value $0.0001, of which there were 202,308,728 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2020 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners & Management

Name and Address of Beneficial Owner	Shares Owned (6)	Fully Diluted Ownership Percentage (1)
AIGH Investment Partners, LLC (2)	8,662,500	4.28%
6006 Berkeley Avenue
Baltimore, MD 21209

Congregation Ahavas Tzdokah Vchesed Inc. (7)	61,722,996	30.51%
1655 E 24th St
Brooklyn, NY 11229

Ellis International (3)	9,396,328	4.64%
100 Merrick Road–Suite 400W
Rockville Centre, NY 11570

Alpha Capital Anstalt (8)	10,736,961	5.31%
510 Madison Avenue, 14th Floor
New York, NY 10022

Globis Capital related entities (4)	12,060,546	5.96%
805 Third Avenue, 15th floor
New York, New York 10022

Ryan Christoff	11,142,857	5.51%
c/o Novint Technologies

All Officers and Directors	29,201,685	14.43%
as a Group (5)

(1) Calculated on the basis of 202,308,728 shares of Common Stock outstanding

(2) Mr. Hirschman a Director of the Company has sole voting and dispositive power over shares held by AIGH Investment Partners LLC

(3) Mr. Chopp a Director of the Company shares voting and dispositive power over shares held by Ellis International

(4) Mr. Packer has sole voting and dispositive power over 687,068 common shares held by Mr. Packer personally. Mr. Packer shares voting and dispositive power over 11,373,478 common shares held by Globis Capital Partners and by Globis Overseas Fund Ltd.

(5)  Mr. Christoff, Mr. Chopp and Mr. Hirschman are serving as directors of the Company.  Mr. Hirschman is serving as President on an interim part-time basis.

(6) Applicable percentage of ownership is based on 202,308,728 shares of common stock outstanding on December 31, 2020. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2020, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote. Unless otherwise stated, all shareholders can be reached at mailing address 100 Merrick Road–Suite 400W, Rockville Centre, NY 11570.

(7)  Rabbi Nusyn Pinches Erlich has sole voting and dispositive power over those shares.

(8)  Konrad Ackermann is the managing director and has sole voting power over those shares.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer’s responsibilities following a change in control. Mr. Hirschman, the Company’s Interim President and sole employee serves on an unpaid basis.

Director Independence

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed and expected to be billed for professional services rendered by Sadler, Gibb & Associates, LLC for the 2020 fiscal year, primarily related to the audit of our annual consolidated financial statements for the 2020 fiscal year, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the 2020 fiscal year were approximately $17,750  (including direct engagement expenses).

The aggregate fees billed for professional services rendered by Sadler, Gibb & Associates, LLC for the 2019 fiscal year, primarily related to the audit of our annual consolidated financial statements for the 2019 fiscal year, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the 2019 fiscal year, comfort letters and registration statements, were $37,417  (including direct engagement expenses).

Audit-Related Fees

No fees were billed by Sadler, Gibb & Associates, LLC for audit-related services for the 2020 or 2019 fiscal year.

Tax Fees

No fees were billed by Sadler, Gibb & Associates, LLC for tax-related services for the 2020 or 2019 fiscal year.

All Other Fees

No fees were billed by Sadler, Gibb & Associates, LLC for services other than the audit for the 2020 and 2019 fiscal years.

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Novint Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Novint Technologies, Inc. (“the Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Critical Audit Matter Description

As described further in Note 1 to the financial statements, the Company has incurred losses each year from inception through December 31, 2020 and expects to incur additional losses in the future. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of private placements and advances from related parties as may be required, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

How the Critical Audit Matter Was Addressed in the Audit

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

•	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

•	We reviewed and evaluated management’s plans for dealing with adverse effect of these conditions and events.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 23, 2021

Novint Technologies, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$322,032	$431,715
Prepaid expenses and other current assets	6,040	2,048
Total Current Assets	328,072	433,763

TOTAL ASSETS	$328,072	$433,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$702,669	$640,374
Total Current Liabilities	702,669	640,374

TOTAL LIABILITIES	702,669	640,374

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of December 31, 2020 and 2019	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,454,121)	(41,286,135)
TOTAL STOCKHOLDERS' DEFICIT	(374,597)	(206,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$328,072	$433,763

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.

STATEMENTS OF OPERATIONS

	Years Ended December 31
	2020	2019

Revenue	$1,000	$—

Operating Expenses
Professional fees	81,331	51,380
General and administrative expenses	87,376	82,483
Total Operating Expenses	168,707	133,863

Loss from operations	(167,707)	(133,863)

Other expense:
Interest expense, net	(279)	(239)
Total other expense	(279)	(239)

Loss before provision for income taxes	(167,986)	(134,102)
Provision for income taxes	—	(75)
Net loss	$(167,986)	$(134,177)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2018	202,308,728	$20,231	$41,059,293	$(41,151,958)	$(72,434)

Net Loss	—	—	—	(134,177)	(134,177)

Balances, December 31, 2019	202,308,728	20,231	41,059,293	(41,286,135)	(206,611)

Net Loss	—	—	—	(167,986)	(167,986)

Balances, December 31, 2020	202,308,728	$20,231	$41,059,293	$(41,454,121)	$(374,597)

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.

 STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(167,986)	$(134,177)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,992)	2,065
Accounts payable and accrued expenses	62,295	55,280
Net cash used in operating activities	(109,683)	(76,832)

Net decrease in cash	(109,683)	(76,832)

Cash and cash equivalents, beginning of year	431,715	508,547

Cash and cash equivalents, end of period	$322,032	$431,715

Supplemental cash flow information:

Cash paid for interest	$279	$214
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 – DESCRIPTION OF BUSINESS

Novint Technologies, Inc. (the “Company”, “Novint”, “we” or “us”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company.

Nature of Business

The Company currently is engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch. The Company’s focus is on the consumer interactive computer gaming market but the Company also does project work in other areas. The Company’s operations are based in New Mexico with sales of its haptics products primarily to consumers through retail outlets.

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2020, had an accumulated deficit of $41,454,121. For the year ended December 31, 2020, the Company sustained a net loss of $167,986. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months.

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

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Revenue and Cost Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as “ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines the following five-step process to achieve this core principle:(i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Revenue shown in these financial statements relates to revenue from the sale of the Falcon 3D Touch Haptic Controller (the “Falcon”), which is a human-computer user interface and related accessories. The Falcon allows the user to experience the sense of touch when using a computer while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue is recognized when products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if revenue recognition requirements are not met, such sales will be recorded as deferred revenue until revenue recognition requirements are met.

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

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

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	December 31,	December 31,
	2020	2019
Trade payables	$117,313	$99,486
Accrued expenses	2,224	7,756
Accrued royalties	583,132	533,132
Total accounts payable and accrued expenses	$702,669	$640,374

Accrued royalties relate to the Company’s licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat per user end fee of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000 which has been recorded as accrued royalties but remains unpaid. Accrued royalty fees as of December 31, 2020 and December 31, 2019 was $583,132 and $533,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement will remain as a liability.

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

NOTE 5 – INCOME TAXES

The Company files corporate income tax returns in the United States (federal), in New Mexico and in New York. The Company is subject to federal, state and local income tax examinations by tax authorities for the tax years 2017 through 2020.

As of December 31, 2020, the Company had federal and state net operating loss carry forwards of $34.0 million and $0.7 million, respectively. Federal net operating losses generated prior to January 1, 2018, amounting to $33.5 million, and may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2022 if not utilized prior to that date, and fully expire during various years through 2037 for federal purposes. Net operating losses generated after January 1, 2018, amounting to $0.4 million, no longer have an expiration. State net operating loss carryforwards will begin to expire in 2035 through 2040.

The Company does not incur a provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The valuation allowance overall increased by approximately $41,000 and 34,000 in the years ended 2020 and 2019, respectively, and was approximately $7,059,000 and $7,018,000, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,
	2020	2019

Income before income taxes	$(167,986)	$(134,102)
Taxes under statutory US tax rates	(35,277)	(28,161)
Increase (decrease) in taxes resulting from:
State taxes	(6,370)	(5,036)
Other	—	10
Increase (decrease) in valuation allowance	41,647	33,262
Income tax expense	$—	$75

The increase in the Company's net valuation allowance was caused by continued net operating losses from ongoing operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
	2020	2019

Deferred Tax Assets	$7,059,329	$7,017,682
Valuation allowance	(7,059,329)	(7,017,682)
Net deferred tax assets	$—	$—

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of $0.0001 par value preferred stock. No shares of preferred stock are currently outstanding. The Board of Directors may designate the authorized but unissued shares of the preferred stock with such rights and privileges as the Board of Directors may determine. As such, the Board of Directors may issue preferred shares and designate the conversion, voting and other rights and preferences without notice to the shareholders and without shareholder approval.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

The Company had 202,308,728 shares of common stock issued and outstanding as of December 31, 2020.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and included in this Annual Report on Form 10-K filed with the SEC.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. For the financial statements included in this annual report, see “Index to the Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits. The list of exhibits filed as a part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

EXHIBIT INDEX

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith).
101.INS*	XBLR Instance Document
101.SCH*	XBLR Taxonomy Extension Schema Document
101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document
101.LAB*	XBLR Taxonomy Extension Label Linkbase Document
101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

± Confidential treatment has been granted with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2021	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, and on the dates indicated below:

Signature	Title	Date

/s/Orin Hirschman	President, Principal Executive Officer and Director (Principal Financial Officer)	March 23, 2021
Orin Hirschman

/s/ Martin Chopp	Director	March 23, 2021
Martin Chopp

/s/ Ryan Christoff	Director	March 23, 2021
Ryan Christoff