Form 10-Q
period 2021-06-30
NOVINT TECHNOLOGIES INC
filed 2021-08-12
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On August 12, 2021, the Registrant had 202,308,728 shares of common stock outstanding.

 TABLE OF CONTENTS

NOVINT TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Novint Technologies, Inc.

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$251,291	$322,032
Accounts receivables - related party	485	—
Prepaid expenses and other current assets	—	6,040
Total Current Assets	251,776	328,072

TOTAL ASSETS	$251,776	$328,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$711,235	$702,669
Total Current Liabilities	711,235	702,669

TOTAL LIABILITIES	711,235	702,669

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of June 30, 2021 and December 31, 2020	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,538,983)	(41,454,121)
TOTAL STOCKHOLDERS' DEFICIT	(459,459)	(374,597)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$251,776	$328,072

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$460	$—	$1,655	$1,000

Operating Expenses
Professional fees	12,423	8,913	33,932	40,113
General and administrative expenses	25,343	22,597	52,480	42,685
Total Operating Expenses	37,766	31,510	86,412	82,798

Loss from operations	(37,306)	(31,510)	(84,757)	(81,798)

Other expense:
Interest expense, net	(52)	(60)	(105)	(166)
Total other expense	(52)	(60)	(105)	(166)

Loss before provision for income taxes	(37,358)	(31,570)	(84,862)	(81,964)
Provision for income taxes	—	—	—	—
Net loss	$(37,358)	$(31,570)	$(84,862)	$(81,964)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, March 31, 2021	202,308,728	$20,231	$41,059,293	$(41,501,625)	$(422,101)
Net Loss for the Three Months	—	—	—	(37,358)	(37,358)
Balances, June 30, 2021	202,308,728	$20,231	$41,059,293	$(41,538,983)	$(459,459)

	Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2020	202,308,728	$20,231	$41,059,293	$(41,454,121)	$(374,597)
Net Loss for the Six Months	—	—	—	(84,862)	(84,862)
Balances, June 30, 2021	202,308,728	$20,231	$41,059,293	$(41,538,983)	$(459,459)

	Three Months Ended June 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, March 31, 2020	202,308,728	$20,231	$41,059,293	$(41,336,529)	$(257,005)
Net Loss for the Three Months	—	—	—	(31,570)	(31,570)
Balances, June 30, 2020	202,308,728	$20,231	$41,059,293	$(41,368,099)	$(288,575)

	Six Months Ended June 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2019	202,308,728	$20,231	$41,059,293	$(41,286,135)	$(206,611)
Net Loss for the Six Months	—	—	—	(81,964)	(81,964)
Balances, June 30, 2020	202,308,728	$20,231	$41,059,293	$(41,368,099)	$(288,575)

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.

 STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Priod Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(84,862)	$(81,964)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,040	2,048
Accounts receivables	(485)	—
Accounts payable and accrued expenses	8,566	22,504
Net cash used in operating activities	(70,741)	(57,412)

Net decrease in cash	(70,741)	(57,412)

Cash and cash equivalents, beginning of year	322,032	431,715

Cash and cash equivalents, end of period	$251,291	$374,303

Supplemental cash flow information:

Cash paid for interest	$105	$166
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

NOVINT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2021, had an accumulated deficit of $41,538,983. For the period ended June 30, 2021, the Company sustained a net loss of $84,862. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date the financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek and raise additional funding through debt or equity financing during the next twelve months.

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

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2021 may not be indicative of results for the full year.

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

Revenue from product sales relates to the sale of the Falcon 3D Touch Haptic Controller (the “Falcon”), which is a human-computer user interface and related accessories. The Falcon allows the user to experience the sense of touch when using a computer, while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue from product sales is recognized when products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if revenue recognition requirements are not met, such sales will be recorded as deferred revenue until revenue recognition requirements are met.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021, the company has recorded $0 in accounts receivable. Management has determined that $0 allowance is required at June 30, 2021 and December 31, 2020.

Accounts Receivable – Related Party

Accounts receivable from related party arise from the sale of the Company’s product that were collected by a director of the Company on behalf of the Company. As of June 30, 2021, the total accounts receivable from a related party was $485.

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

 NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2021	2020
Trade payables	$100,979	$117,313
Accrued expenses	2,124	2,224
Accrued royalties	608,132	583,132
Total accounts payable and accrued expenses	$711,235	$702,669

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

The Company has licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat per user end fee of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000 which has been recorded as accrued royalties but remains unpaid. Accrued royalty fees as of June 30, 2021 and December 31, 2020, were $608,132 and $583,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement will remain as a liability.

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

The Company had 202,308,728 shares of common stock issued and outstanding as of June 30, 2021, and December 31, 2020.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. The Company confirms non-occurrence of any subsequent agreements or events.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Revenues

	Three months ended June 30,
	2021	2020	Change
Revenue	$460	$—	$460

The Company recorded revenue of $460 and $0 for the three-month period ended June 30, 2021 and June 30, 2020. The Company incurred revenue from the sales of Falcon 3D Touch Haptic Controller. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Three months ended June 30,
	2021	2020	Change
Operating Expenses	$37,766	$31,510	$6,256

Operating expenses increased by $6,256 or 20% to $37,766 for the three months ended June 30, 2021, from $31,510 for the three months ended June 30, 2020. This increase was primarily due to an increase in professional fees that was incurred during the three months ended June 30, 2021.

Other Expense

	Three months ended June 30,
	2021	2020	Change
Other Expense	$52	$60	$(8)

Other expense decreased by $8 or 13% to $52 during the three months ended June 30, 2021 compared with $60 during the three months ended June 30, 2020. Other expense for the three months ended June 30, 2021 consisted of interest expense related to finance charges on credit cards.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Revenues

	Six months ended June 30,
	2021	2020	Change
Revenue	$1,655	$1,000	$655

The Company recorded revenue of $1,655 and $1,000 for the six-month period ended June 30, 2021 and June 30, 2020. The Company incurred revenue from the sales of Falcon 3D Touch Haptic Controller. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Six months ended June 30,
	2021	2020	Change
Operating Expenses	$86,412	$82,798	$3,614

Operating expenses increased by $3,614 or 4% to $86,412 for the six months ended June 30, 2021, from $82,798 for the six months ended June 30, 2020. This increase was primarily due to a increase in professional fees and consultant fees that were incurred during the three months ended June 30, 2020.

Other Expense

	Six months ended June 30,
	2021	2020	Change
Other Expense	$105	$166	$(61)

Other expense decreased by $61 or 37% to $105 during the six months ended June 30, 2021 compared with $166 during the six months ended June 30, 2020. Other expense for the six months ended June 30, 2021 consisted of interest expense related to finance charges on credit cards.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as of June 30, 2021 and December 31, 2020:

	As of	As of
	June 30,	December 31,	Change
	2020	2020	Increase (Decrease)
Cash	$251,291	$322,032	$(70,741)
Working capital deficit	$459,459	$374,597	$84,862

At June 30, 2021, the Company had a working capital deficit of approximately $459,459. Accumulated deficit amounted to $41,538,983 and $41,454,121 at June 30, 2021 and December 31, 2020, respectively. Net loss for the six months ended June 30, 2021 and 2020 was $84,862 and $81,964, respectively. Net cash used in operating activities was $70,741 and $57,412 for the six months ended June 30, 2021 and 2020, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of June 30, 2021, the Company had cash of $251,291.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company has incurred recurring losses and at June 30, 2021, had an accumulated deficit of $41,538,983; (iii) the Company sustained an operating loss of $84,757 for the period ended June 30, 2021; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below:

	Six months ended June 30,
	2021	2020	Change
Net cash used in operating activities	$70,741	$57,412	$13,329

Net cash used in operating activities for the six months ended June 30, 2021 was $70,741 compared with net cash used in operating activities of $57,412 for the six months ended June 30, 2020. The increase in net cash used in operating activities during the six months ended June 30, 2021 was primarily due to an increase in net loss to $2,898, partially offset by a decrease of $8,566 in accounts payable and accrued expenses and increase in prepaid expenses of $6,040.

Net cash used in operating activities for the six months ended June 30, 2020 was $57,412, representing a net loss of $81,964 partially offset by an increase of $22,504 in accounts payable and accrued expenses.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies and use of estimates during the six months ended June 30, 2021.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 24, 2021.

Forward Looking Statements and Certain Factors That May Affect Future Results of Operations

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2021, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting. The ineffectiveness of our internal control over financial reporting at June 30, 2021, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel. During the remainder of 2021, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel.

Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 12, 2021	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer and Principal Financial Officer)