Form 10-K
period 2021-12-31
NOVINT TECHNOLOGIES INC
filed 2022-03-23
CIK 1282980

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing bid price of such shares on the OTC was $8,505,642.

As of March 23, 2022, the registrant had 202,308,728 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS.

Novint Timeline and Detailed Business Description

Novint Technologies (Other OTC: NVNT) (“Novint” or the “Company”) was incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999. On February 26, 2002, the company changed its state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation. The Company went public in 2001 with the goal of commercializing haptics technology by developing a revolutionary haptic game controller for computer video gaming and other computer applications based on technology licensed from Sandia National Laboratories, one of three National Nuclear Security Administration research and development laboratories in the United States, managed and operated by the National Technology and Engineering Solutions of Sandia.. Haptics technologies allow people to use their sense of touch to interact with computers. The Company was based in Albuquerque, New Mexico, near Sandia National Labs.

During its first eight years of operations, the Company derived revenue primarily from developing professional applications for customers, including contracts with companies such as Aramco, Lockheed Martin, Chrysler, Chevron and Sandia National Labs. However, the Company intended to eventually generate most of its revenues from the sale of the revolutionary consumer Falcon product (described in the sections below), the associated “grips,” or handles that are shaped to mirror the application that the product is being used to simulate, (e.g., a gun handle, a sword handle, or a steering wheel) and the sale or license of specially enabled computer games designed to be used with the Falcon.

In 2007, the Company commercially released, the Novint Falcon game controller, which allows users to experience video games and other computer applications using a realistic and detailed sense of touch referred to as a “haptic” feel. Holding its handle, users feel the shapes, textures, weight, dimension and force feedback effects in software games that have been enabled to work with the Falcon. These “feelings” that are felt in the hand of the user that is holding the Falcon controller are generated by tiny nano vibrations that create sensations that simulate the real-life sensation of touch. As opposed to providing simple vibrations and feedback like Rumble Strip based joysticks developed by Immersion Corporation (IMMR), the Falcon uses patented nano-vibrations to create different “textures and “feels” while a person is holding onto the controller. For example, a person can tell the difference between a piece of rubber or wool as he holds the handle of the Falcon and runs over the different materials on the screen. When firing a gun, the person gets a kickback and feeling based on the type of gun that is being fired. When a person is hit onscreen, the personfeels what type of hit and from what direction the hit came. When a person catches a baseball in a glove, the person actually feels like the ball is landing in the glove.. The feelings are almost surreal and frightening at times. It is difficult to describe the experience without actually feeling it firsthand and this has been one of the issues that has prevented significant sales traction for the product. The Falcon and its haptics technology, games and applications provide the crucial missing “third sense” to human computer interaction. In late 2006, BusinessWeek wrote that “Novint’s haptic controller, the Falcon, looks set to revolutionize gaming.”

In 2007, the Company began shipping the Falcon to commercial retailers and distributors in the U.S. The product was available through retailers, including Fry’s, Tiger Direct, and J&R Music Store. Additionally, in the fourth quarter of 2007, Novint opened its online store for the sale of the Falcon and computer games integrated to work with the Falcon. Customers could download games for use with the Falcon by going to the Company’s website and purchasing the haptics enabled games. The Company developed many of its own gaming titles. Also, the licensed a number of better-known game titles. The Company’s programmers haptically enabled these titles to take advantage of the haptic feedback and sensations using the Falcon controller. Novint’s programmers added t haptic parts to the play of the programming code of these games using manual customization. Since inception, the Company commercialized over 45 titles available for use with the Falcon controller.

The licensing agreements with various gaming software providers have all expired and are treated as terminated. Novint is free to sell or provide as an accompanying software bonus along with the Falcon, a library of games that the Company developed internally and that is not subject to any license agreement or royalty obligation. The license agreement referenced in Note 3, which accounts for the contingent accrued royalties shown on the Company’s Balance Sheet for the year ended December 31, 2021, is an agreement dated January 4, 2004 as amended on July 24, 2007, between Novint Technologies, Inc. and Force Dimension, LLC, based in Switzerland. The Company treats the agreement as terminated on the basis that believes that Force Dimension, LLC committed a material breach of the agreement by failing to deliver the deliverables as specified in the agreement. Therefore, no further royalties are due. The Company’s determination that Force Dimension committed a material breach is based on extensive due diligence including examining documents and interviews with prior management and employees,. However, based on ASC 405-20, the contingent liability for unpaid royalties remains on the Company’s Balance Sheet for the year ended December 31, 2021 because there was never an official termination.

Although the Company sold thousands of Falcon units, sales of the Falcon controller struggled without ever reaching a critical mass, continuing to this day. The Company released dozens of software titles that were optimized to work with the Falcon as described above, however, the titles were not released fast enough and the cost of acquiring rights and haptically enabling the software was too large of a challenge for the Company. Additionally, the Company was not successful in finding a large company to work with to help market the Falcon more effectively and assist with the huge software development efforts that were necessary.

From time to time the Company has engaged in discussions with larger commercial partners and has performed R&D under contract for larger companies with the end goal of leading to commercial product development. None of these efforts has led to commercial product deployments and there can be no assurances that the Company will be able to find partners for its products. In addition, pursuant to the 2015 patent sale and licensing agreement described below, there are certain extensive restrictions on the ability of the Company to engage commercial partners on a go forward basis. However, the Company retains the right to enter into manufacturing arrangements to produce certain Falcon products for others or have manufacturer’s produce certain Falcon products on behalf of Novint. The permitted Falcon products are limited to the Company’s Falcon products based solely on their current or developed designs existing at the time of the 2015 patent sale and licensing agreement, as well as the unreleased next generation designs of the Company’s Xio products.

Force Tek Transaction

In April 2011, Novint merged with Force Tek Technologies, LLC (“Force Tek”), a company started by serial entrepreneur Shannon Vissman that developed a full arm controller with forced feedback that could be used for gaming. Novint and Force Tek initially met at a gaming conference where the companies recognized the potential of merging their complementary technologies into a single unified gaming controller that had much of the haptic feedback of the Falcon but in a portable controller that fits on a user’s arm. After the merger with Novint, Shannon Vissman and Ryan Christoff joined the Company’s Board of Directors (the “Board”), replacing Brian Long and Jan Richardson. On October 24, 2011, Tom Anderson resigned as CEO and Shannon Vissman of Force Tek became CEO. In connection with the merger, all debt of the Company was either paid off or converted to equity. Mr. Vissman, and to a lesser extent Mr. Christoff, provided equity funding of approximately $3 million at a fixed price per share for the combined company, which continued to be known as Novint. This funding was used to merge R&D teams and to create a next generation game controller with the combined technologies, called the Xio, while continuing to support the Company’s limited sales of the Falcon controller and related accessories and software. The integration work for the Xio was never completed, though various prototypes were developed. During this time, Novint did some custom haptic projects, including work for the US army related to Xio prototypes, but it never amounted to a large business and the company was unsuccessful in obtaining any commercial production contracts as a result of this work.

In connection with the merger, the Company assumed the license agreement dated April 6, 2009 among Force Tek, as licensee, and Inverse Technology Corporation and Kinetecs, Inc., as licensors. Pursuant to the license, Force Tek paid an initial payment and incurred an obligation to pay royalties based on sales of products that utilize the licensed technology, which may be used in Novint’s Xio product that has been in development, in which case the Company would be required to pay royalties on commercial sales of the Xio product. There can be no assurances that Novint will successfully commercialize the Xio product.

In August 2013, Brian Long, Jan Richardson, Tom Anderson and Shannon Vissman resigned from the Board, leaving Ryan Christoff as the sole Board member. Ryan appointed Orin Hirschman and Martin Chopp to the serve on the Board alongside him. The Company then raised $55,180 in senior secured debt to continue operations. Since that time, Novint has worked to preserve cash and reduce expenses while continuing to sell small amounts of Falcons along with related accessories and software titles, with a goal of allowing the Company to maximize its resources. Simultaneously, the Company initiated a process to explore ways to further realize value from Novint’s patent portfolio, the Falcon hardware and related software, and the Company’s next generation Xio product.

In June 2015, after an extensive process, Novint sold 5 patents and sublicensed 5 patents to an undisclosed technology company for a $750,000 upfront payment, and a potential second payment of $750,000 upon waiver of assignment from the DOE to Sandia. The second payment was paid in July 2016. Net of broker fees, legal expenses and payments to Sandia to release their rights to the IP, Novint received a total of $699,714 in the transaction. Novint retained a non-transferable license that allows it to continue selling certain Falcon products based solely on their current or developed designs existing at the time of the 2015 patent sale and licensing agreement and next generation devices, such as the Xio..

Since that time, Novint has continued selling small amounts of Falcons and related software and accessories while engaging in discussions with potential partners on Falcon and Xio and studying other ways to realize value from these products. Management believes that Novint was too early in trying to pioneer the market for a consumer haptic controller. One of the major disadvantages of the original Falcon design highlighted by customers and potential commercial partners was its size and weight and the need for the controller to be sitting on a desktop. The next generation product that Novint has developed but not completed, the Xio, addresses this issue by being lightweight and strapping onto the hand and forearm. The product has not been completed for commercial release and there can be no assurances that the product will be completed or commercially released in the future.

Principal Products – Falcon

The Falcon is an extensible, grounded (e.g., desktop), three-dimensional (3D) haptic interaction device. It is a compact robotic device with characteristics optimized for real-time force-feedback and tactile interaction. The Falcon was specifically developed for consumer applications with an emphasis on interactive gaming. The performance characteristics of the device, however, are such that it has seen some wider application in fields such as education, medicine, scientific visualization, robotics and tele-robotics.

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

The Grips themselves can have arbitrary shapes and functions. A Grip simply has to adhere to the mechanical and electrical constraints of the Grip Interface. Grips typically use on-board computational elements to report their state to the Main Unit via the serial communication channel of the Grip Interface. Two typical consumer Grips are a general-purpose spherical interface and a pistol shaped Grip typically used for game play and interaction. These Grips have various buttons and communicate their identity as well as button state via the Grip Interface to the Main Unit. The Main Unit is modularly mounted on a Stand. Consumer units are typically shipped with a “U” stand. The Falcon Main Unit can be mounted, however, on any stand or object that provides the appropriate mechanical interface and fasteners.

The Falcon communicates with a host computer or system via a bi-directional USB communication interface at a 1 KHz data rate. Drivers and APIs/SDKs on the host side allow haptic interaction to be incorporated or added to various applications across various markets.

Subsequent to the introduction of the current consumer Falcon haptic interface device, there have been a variety of improvements, features and options to the design of the device that the Company has implemented on a limited number of units for specific customers. Other significant changes have been designed for the device as product improvements or model variations. These changes to the device design have not yet made it to the consumer version of the device but could do so given the appropriate timing and markets. For example, the current capstan cable drive mechanism for the Falcon utilizes a single spring tensioner. Under high-speed motions, this approach results in unequal cable tension between the cable on one side of the capstan and the other. This can lead to some slippage of the cable relative to the capstan when motor direction is abruptly reversed after a high-speed run. A drive system that helps guarantee balanced cable tension is one of the pre-planned product improvements for the Falcon. Another example would be the potential to decrease the electronics cost. The current consumer Falcon utilizes a Digital Signal Processor (DSP), along with other electronics elements, to implement the Falcon’s processing and communication system. Significant effort has been undertaken in designs where an ASIC is used for a major portion of these processing and communication requirements. This design will allow more economical production of the Falcon for larger volume production runs.

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

In addition to the Falcon device, Novint has developed and sold software and demonstrations for all gaming genres including Action, Adventure, Fighting, Racing, Simulation, Sport, Strategy, Parlor, Massively Multiplayer Online (MMO) and Miscellaneous (e.g., board games, pinball). Also, Novint has created a number of haptically enabled software applications that would allow the Falcon to be utilized for many non-gaming uses. For example, Novint has developed medical simulation software for various injection procedures including Epidural injections, Synvisc™ injection, Depo-Medrol™ injection and other injections. Novint has also developed software applications that allow a user to feel as well as see medical data. For example, CT Scan data can be probed using the Falcon and the difference between soft tissue and bone can be felt. Novint’s medical applications have typically been used both for medical marketing and procedure familiarization or training. In addition, Novint has developed specific software that works with the Falcon for marketing purposes. For example, Novint modified a game for Anheuser-Busch to use during its on-site marketing campaigns. Novint has also developed software applications where a Falcon’s motion is controlled via software or in real time using another (remote) Falcon.

Other Haptic Companies and Competition

Recent developments over the last several years create the potential for more consumer interest in haptic devices and controllers. In 2016, Facebook released the Oculus Rift Virtual Reality (VR) headset at a sub $1,000 price point, which a consumer can wear on his/her head and experience virtual reality. HTC started selling a similar headset. Both companies sell companion hand controllers. These controllers are small and lightweight, but offer limited haptic feedback compared to the Falcon.

Over the last few years, and in particular in very recent periods, there have been a number of start-up companies working on new haptic controllers, including handheld devices that are similar to those controllers sold by Facebook and HTC, as well as more elaborate wearable haptic controllers including gloves. These devices are more similar to Novint’s next generation Xio design and are much more elaborate than the handheld controllers that are currently on the market. The sudden surge in development in this area suggests that the field is beginning to gain more interest following the commercial releases of the Oculus Rift and HTC products as well as similar headsets that are being introduced by other companies.

There are many companies producing virtual reality and haptic devices that are competitive or may be competitive in the future with the Falcon and Xio. Some of the products and companies that may be competitive include:

●	Immersion Corporation (NASDAQ: IMMR) is primarily a 1D or 2D haptics hardware company (a Haptic computer interaction in which forces are mechanically displayed to a user in 1 or 2 directions of movement; examples are force feedback joysticks and force feedback mice). Immersion is a public company, which has acquired other haptics device companies such as Cybernet, Haptech and Virtual Technologies.

●	VRgluv from VRgluv in Atlanta is a new product that is a glove for controlling virtual reality systems such as the Occulus Rift and HTC Vive. The glove has sensors throughout as well as force feedback and appears to be provide a very robust user experience. The company’s product appears be directly competitive with Novint’s Xio product.

●	Microsoft has several haptic devices that simply vibrate and rumble, such as the control pads for their Xbox systems. Microsoft may be working on various haptic controllers to complement the company’s Hololens Virtual Reality headset that it has begun selling.

●	Logitech sells haptics mice, wheels, and joysticks that the company licensed from Immersion and that are primarily used for gaming. Logitech’s haptics products are two-dimensional and do not offer as many features as our products possess.

Employees

As of March 23, 2022, we do not have any full-time employees in our workforce.

Corporate and Available Information

Novint Technologies was incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999. On February 26, 2002, the company changed its state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation. Our principal executive offices are located at 100 Merrick Road–Suite 400W, Rockville Center, NY 11570. Our telephone number is (866) 298-4420, and our website address is www.novint.com.

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

Stockholders

As of March 23, 2022, there were 168 stockholders of record of our 202,308,728 outstanding shares of common stock. This number does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

During the earlier years of Novint, the Company sold its products primarily directly to consumers and through retail channels. When the new team came on to try to save the Company in 2013, the Company continued to sell individual units to consumers through the Novint online store in an effort to capture a larger percentage of the sale rather than sell through the retail channel. At the same time, the Company adopted a new strategy of trying to sell Falcons to professional users, small developers and institutions, such as schools, which were more likely to make purchases of multiple units at a time and create near-term revenue for the Company.. This shift in strategy was somewhat successful as evidenced by the higher level of sales during the next few years. In 2017, the Company shifted strategy to try to partner with one or more larger OEMs in the gaming space to help introduce the existing Falcon, a cost reduced version of the Falcon and/or the Xio controller that was in development. There has been significant interest and testing from two well-known OEMs in the gaming space but the process with large OEMs is extremely long process and there can be no assurances that the Company will be able to successfully conclude a partnering arrangement.

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

Revenue from product sales relates to the sale of the Falcon haptics interface, which is a human-computer user interface and related accessories. The Falcon allows the user to experience the sense of touch when using a computer, while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue from product sales is recognized when the products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if all these revenue from product sales requirements are not met, such sales will be recorded as deferred revenue until such time as all revenue recognition requirements are met.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues

	Year Ended December 31,
	2021	2020	Change
Revenue	$2,568	$1,000	$1,568

During the year ended December 31, 2021, the Company earned revenue of $2,568 through sales of its Falcon. During the year ended December 31, 2020, the Company earned revenue of $1,000 through sales of its Falcon.

Operating Expenses

	Year Ended December 31,
	2021	2020	Change
Operating Expenses	$172,870	$168,707	$4,163

Operating Expenses for the year ended December 31, 2021 and 2020, were $172,870 and $168,707, respectively, an increase of $4,163 or 2.5%. The increase was primarily due to a increase in legal fees relating to regular filings with SEC.

Other Expense

	Year Ended December 31,
	2021	2020	Change
Other Expense	$207	$279	$(72)

Other expenses for the year ended December 31, 2021 and 2020, were $207 and $279, respectively, a decrease of $72 or 26%. The decrease was primarily due to a decrease in finance charges of $72 in 2021.

Net Loss

	Year Ended December 31,
	2021	2020	Change
Net Loss	$170,509	$167,986	$2,523

Net loss for the years ended December 31, 2021 and 2020, were $170,509 and $167,986, respectively, an increase of $2,523. The increase was primarily due to increase in operating expenses. We expect to continue to incur expenses and operating losses for the foreseeable future. Our net loss may fluctuate significantly from quarter to quarter and year to year.

Impact of Inflation

The impact of inflation upon our revenue and income / (loss) from operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years.

Liquidity and Capital Resources

Management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt exists as of the date of this filing. This determination was based on the following: the Company has incurred recurring losses and at December 31, 2021, had an accumulated deficit of $41,624,630 and a working capital deficit of $545,106 and for the year ended December 31, 2021, the Company sustained a net loss of $170,509. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash Flow Activities

As of December 31, 2021, we had a total cash balance of $185,935. Our cash flow from operating activities for the fiscal year ended December 31, 2021 resulted in net cash used in operating activities of $136,097 compared with net cash used in operating activities of $109,683 for the previous year ended December 31, 2020. We did not have any cash flow from investing activities or financing activities for the years ended December 31, 2021 or 2020.

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

Our management, including our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Principal Executive Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of December 31, 2021 (discussed in paragraph (b) to this Item 9A), which our management views as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s assessment identified the following material weaknesses in our internal control over financial reporting:  lack of segregation of duties due to lack of sufficient accounting and finance personnel, lack of sufficient entity level controls and lack of a sufficient technology infrastructure to support the financial reporting function In addition, we do not have a separately designated Audit Committee. Our small size, lack of revenue and inability to compensate officers or directors precludes us from attracting a sufficient number of directors to staff such a committee.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) as the framework to evaluate effectiveness. Because of the material weaknesses described above, management believes that, as of December 31, 2021, our internal controls over financial reporting were not effective based on those criteria.

Management intends to implement a remediation plan in fiscal year 2022 in response to the other identified material weakness in financial reporting. Our planned remediation efforts to address lack of segregation of duties and accounting for complex financial transactions include using third parties to perform accounting tasks, enhancing procedures for recording and reviewing complex transactions, performing more independent reconciliations or reviews and hiring more people. Our planned remediation efforts to address lack of sufficient technology infrastructure include upgrading and engaging technology consultants with specific financial reporting expertise using our accounting and financial reporting system. We believe that these remediation efforts, if successfully implemented, will improve our internal control over financial reporting.

(c)	Changes in Internal Controls

During the quarter ended December 31, 2021, we initiated remediation efforts and are still working on implementing certain controls identified above in response to previously identified material weaknesses. Once fully implemented, we believe that these remediation steps will remediate our material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information below sets forth the name, age and position of each of our current directors and executive officers as of March 23, 2022.

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2021, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

There was no compensation paid, earned or accrued for services by our executive officers in the fiscal years ended December 31, 2021 and December 31, 2020.

Director Compensation

There was no cash compensation paid to directors for their service on our Board during the years ended December 31, 2021 and December 31, 2020

Equity Compensation Plan Information

As of December 31, 2021, there is no equity compensation plan in effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following tables set forth, as of December 31, 2021, certain information concerning the beneficial ownership of our capital stock by each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock; each director; each named executive officer; all of our executive officers and directors as a group; and each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of December 31, 2021, the Company had authorized 500,000,000 shares of common stock, par value $0.0001, of which there were 202,308,728 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2021 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

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

(6) Applicable percentage of ownership is based on 202,308,728 shares of common stock outstanding on December 31, 2021. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2021, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote. Unless otherwise stated, all shareholders can be reached at mailing address 100 Merrick Road–Suite 400W, Rockville Centre, NY 11570.

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

Director Independence

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed and expected to be billed for professional services rendered by Sadler, Gibb & Associates, LLC for the 2021 fiscal year, primarily related to the audit of our annual consolidated financial statements for the 2021 fiscal year, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the 2021 fiscal year were approximately $16,000 (including direct engagement expenses).

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

Sadler, Gibb & Associates, LLC	Draper, Utah	3627

Audit-Related Fees

No fees were billed by Sadler, Gibb & Associates, LLC for audit-related services for the 2021 or 2020 fiscal year.

Tax Fees

No fees were billed by Sadler, Gibb & Associates, LLC for tax-related services for the 2021 or 2020 fiscal year.

All Other Fees

No fees were billed by Sadler, Gibb & Associates, LLC for services other than the audit for the 2021 and 2020 fiscal years.

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Novint Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Novint Technologies, Inc. (“the Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 23, 2022

Novint Technologies, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$185,935	$322,032
Accounts receivables - related party	1,360	—
Prepaid expenses	5,068	6,040
Total Current Assets	192,363	328,072

TOTAL ASSETS	$192,363	$328,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$104,337	$119,537
Accrued royalties	633,132	583,132
Total Current Liabilities	737,469	702,669

TOTAL LIABILITIES	737,469	702,669

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of December 31, 2021 and December 31, 2020	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,624,630)	(41,454,121)
TOTAL STOCKHOLDERS’ DEFICIT	(545,106)	(374,597)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$192,363	$328,072

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Revenue	$2,568	$1,000

Operating Expenses
Professional fees	75,406	81,331
General and administrative expenses	97,464	87,376
Total Operating Expenses	172,870	168,707

Loss from operations	(170,302)	(167,707)

Other expense:
Interest expense, net	(207)	(279)
Total other expense	(207)	(279)

Loss before provision for income taxes	(170,509)	(167,986)
Provision for income taxes	—	—
Net loss	$(170,509)	$(167,986)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Year Ended December 31, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2020	202,308,728	$20,231	$41,059,293	$(41,454,121)	$(374,597)
Net Loss		—	—	(170,509)	(170,509)
Balances, December 31, 2021	202,308,728	$20,231	$41,059,293	$(41,624,630)	$(545,106)

	Year Ended December 31, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2019	202,308,728	$20,231	$41,059,293	$(41,286,135)	$(206,611)
Net Loss		—	—	(167,986)	(167,986)
Balances, December 31, 2020	202,308,728	$20,231	$41,059,293	$(41,454,121)	$(374,597)

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

 STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(170,509)	$(167,986)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	972	(3,992)
Accounts receivables	(1,360)
Accounts payable and accrued expenses	(15,200)	12,295
Accrued royalties	50,000	50,000
Net cash used in operating activities	(136,097)	(109,683)

Net decrease in cash	(136,097)	(109,683)

Cash and cash equivalents, beginning of year	322,032	431,715

Cash and cash equivalents, end of period	$185,935	$322,032

Supplemental cash flow information:

Cash paid for interest	$207	$279
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2021, had an accumulated deficit of $41,624,630. For the year ended December 31, 2021, the Company sustained a net loss of $170,509. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months.

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

DECEMBER 31, 2021 AND 2020

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

DECEMBER 31, 2021 AND 2020

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	December 31,	December 31,
	2021	2020
Trade payables	$102,313	$117,313
Accrued expenses	2,024	2,224
Accrued royalties	633,132	583,132
Total accounts payable and accrued expenses	$737,469	$702,669

Accrued royalties relate to the Company’s licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat per user end fee of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000 which has been recorded as accrued royalties but remains unpaid. Accrued royalty fees as of December 31, 2021 and December 31, 2020 were $633,132 and $583,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement will remain as a liability.

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

NOTE 5 – INCOME TAXES

The Company files corporate income tax returns in the United States (federal), in New Mexico and in New York. The Company is subject to federal, state and local income tax examinations by tax authorities for the tax years 2018 through 2021.

As of December 31, 2021, the Company had federal and state net operating loss carry forwards of $34.1 million and $0.9 million, respectively. Federal net operating losses generated prior to January 1, 2018, amounting to $33.5 million, and may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2022 if not utilized prior to that date, and fully expire during various years through 2037 for federal purposes. Net operating losses generated after January 1, 2018, amounting to $.6 million, no longer have an expiration but are limited to 80% of taxable income. State net operating loss carryforwards will begin to expire in 2035 through 2041.

The Company does not record a provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The valuation allowance overall increased by approximately $143,000 and 41,000 in the years ended 2021 and 2020, respectively, and was approximately $7,201,000 and $7,059,000, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
Income before income taxes	$(170,509)	$(167,986)
Taxes under statutory US tax rates	(35,807)	(35,277)
Increase (decrease) in taxes resulting from:
State taxes	(21,877)	(6,370)
Other	(85,346)	—
Increase (decrease) in valuation allowance	143,030	41,647
Income tax expense	$—	$—

The increase in the Company’s net valuation allowance was caused by continued net operating losses from ongoing operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
	2021	2020
Net operating loss carryforwards	$7,200,872	$7,059,329
Valuation allowance	(7,200,872)	(7,059,329)
Net deferred tax assets	$—	$—

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

The Company had 202,308,728 shares of common stock issued and outstanding as of December 31, 2021.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and included in this Annual Report on Form 10-K filed with the SEC the following subsequent event:

On January 7, 2022, the Company had received full payment of the accounts receivable - related party balance due to us at December 31, 2021.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

EXHIBIT INDEX

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	XBLR Instance Document
101.SCH*	XBLR Taxonomy Extension Schema Document
101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document
101.LAB*	XBLR Taxonomy Extension Label Linkbase Document
101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

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
Name: Orin Hirschman
Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, and on the dates indicated below:

Signature	Title	Date

/s/Orin Hirschman	President, Principal Executive Officer and Director	March 23, 2021
Orin Hirschman	(Principal Financial Officer)

/s/ Martin Chopp	Director	March 23, 2021
Martin Chopp

/s/ Ryan Christoff	Director	March 23, 2021
Ryan Christoff