Form 10-Q
period 2022-03-31
NOVINT TECHNOLOGIES INC
filed 2022-05-13
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 13, 2022, the Registrant had 202,308,728 shares of common stock outstanding.

TABLE OF CONTENTS

NOVINT TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Novint Technologies, Inc.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$147,147	$185,935
Accounts receivables - related party	—	1,360
Prepaid expenses	5,271	5,068
Total Current Assets	152,418	192,363

TOTAL ASSETS	$152,418	$192,363

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$101,206	$104,337
Accrued royalties	645,632	633,132
Total Current Liabilities	746,838	737,469

TOTAL LIABILITIES	746,838	737,469

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of March 31, 2022 and December 31, 2021	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,673,944)	(41,624,630)
TOTAL STOCKHOLDERS' DEFICIT	(594,420)	(545,106)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$152,418	$192,363

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended March 31,
	2022	2021

Revenue	$—	$1,195

Operating Expenses
Professional fees	25,646	21,509
General and administrative expenses	23,654	27,137
Total Operating Expenses	49,300	48,646

Loss from operations	(49,300)	(47,451)

Other expense:
Interest expense, net	(14)	(53)
Total other expense	(14)	(53)

Loss before provision for income taxes	(49,314)	(47,504)
Provision for income taxes	—	—
Net loss	$(49,314)	$(47,504)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2021	202,308,728	$20,231	$41,059,293	$(41,624,630)	$(545,106)
Net Loss		—	—	(49,314)	(49,314)
Balances, March 31, 2022	202,308,728	$20,231	$41,059,293	$(41,673,944)	$(594,420)

	Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2020	202,308,728	$20,231	$41,059,293	$(41,454,121)	$(374,597)
Net Loss		—	—	(47,504)	(47,504)
Balances, March 31, 2021	202,308,728	$20,231	$41,059,293	$(41,501,625)	$(422,101)

The accompanying notes are an integral part of these financial statements

Novint Technologies, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(49,314)	$(47,504)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(203)	(188)
Accounts receivables	1,360	(1,152)
Accounts payable and accrued expenses	(3,131)	(5,550)
Accrued royalties	12,500	—
Net cash used in operating activities	(38,788)	(54,394)

Net decrease in cash	(38,788)	(54,394)

Cash and cash equivalents, beginning of year	185,935	322,032

Cash and cash equivalents, end of period	$147,147	$267,638

Supplemental cash flow information:

Cash paid for interest	$14	$53
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2022, had an accumulated deficit of $41,673,944. For the three-month period ended March 31, 2022, the Company sustained a net loss of $49,314. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements are issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue from product sales. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months.

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

Basis of Presentation

The accompanying unaudited condensed financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual financial statements included within the Company’s Special Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 23, 2022.

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2022 may not be indicative of results for the full year.

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

Revenue and Cost Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as “ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines the following five-step process to achieve this core principle (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022, the company has recorded $0 in accounts receivable. Management has determined that $0 allowance is required at March 31, 2022 and December 31, 2021.

Accounts Receivable – Related Party

Accounts receivable from related party arise from the sale of the Company’s product that were collected by a director of the Company on behalf of the Company. During the period ended March 31, 2022, the Company received $1,065 in respect of accounts receivables from a related party.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	March 31,	December 31,
	2022	2021
Trade payables	$100,614	$102,313
Accrued expenses	592	2,024
Total accounts payable and accrued expenses	$101,206	$104,337

Accrued Royalties

Accrued royalties relate to the Company’s licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat fee per end user of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000 which has been recorded as accrued royalties but remains unpaid. Accrued royalty fees as of March 31, 2022 and December 31, 2021 were $645,632 and $633,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement will remain as a liability on the Company’s Balance Sheet.

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

The Company had 202,308,728 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2021.  Unless otherwise noted, all the financial information in this Report is financial information for the Company.

General

The Company currently is engaged in the sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is in the consumer interactive computer gaming market, but the Company also does project work in other areas. The Company sells its haptics products primarily to consumers through online retail marketplaces.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenues

	Three months ended March 31,
	2022	2021	Change
Revenue	$—	$1,195	$(1,195)

The Company recorded revenue of $0 and $1,195 for the three-month period ended March 31, 2022 and March 31, 2021. The Company incurred revenue in the three month period ended March 31, 2021 from the sales of Falcon 3D Touch Haptic Controller. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Three months ended March 31,
	2022	2021	Change
Operating Expenses	$49,300	$48,646	$654

Operating expenses increased by $654 or 1% to $49,300 for the three months ended March 31, 2022, from $48,646 for the three months ended March 31, 2021. This increase was primarily due to an increase in professional fees incurred during the three months ended March 31, 2022.

Other Expense

	Three months ended March 31,
	2022	2021	Change
Other Expense	$(14)	$(53)	$39

Other expense decreased by $39 or 74% to $14 during the three months ended March 31, 2022 compared with $53 during the three months ended March 31, 2021. Other expense for the three months ended March 31, 2022 consisted of interest expense related to finance charges on credit card which was fully paid off during the period ended March 31, 2022.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as of March 31, 2022 and December 31, 2021:

	As of	As of
	March 31,	December 31,
	2022	2021	Change
Cash	$147,147	$185,935	$(38,788)
Working capital deficit	$(594,420)	$(545,106)	$(49,314)

At March 31, 2022, the Company had a working capital deficit of approximately $594,420. Accumulated deficit amounted to $41,673,944 and $41,624,630 at March 31, 2022 and December 31, 2021, respectively. Net loss for the three months ended March 31, 2022 and 2021 was $49,314 and $47,504, respectively. Net cash used in operating activities was $38,788 and $54,394 for the three months ended March 31, 2022 and 2021, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of March 31, 2022, the Company had cash of $147,147.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company has incurred recurring losses and at March 31, 2022, had an accumulated deficit of $41,673,944; (iii) the Company sustained an operating loss of $49,314 for the period ended March 31, 2022; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2022. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The audit report prepared by our independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2021 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below:

	Three months ended March 31,
	2022	2021	Change
Net cash used in operating activities	$38,788	$54,394	$(15,606)

Net cash used in operating activities for the three months ended March 31, 2022 was $38,788 compared with net cash used in operating activities of $54,394 for the three months ended March 31, 2021. The decrease in net cash used in operating activities during the three months ended March 31, 2022 was primarily due to an increase of $12,500 of accrued royalties.

Net cash used in operating activities for the three months ended March 31, 2021 was $54,394, representing a net loss of $47,504 partially offset by an decrease of $5,550 in accounts payable and accrued expenses.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies and use of estimates during the three months ended March 31, 2022.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Forward-Looking Statements and Certain Factors That May Affect Future Results of Operations

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

  We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2022, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting. The ineffectiveness of our internal control over financial reporting at March 31, 2022, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel. During the remainder of 2022, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel.

Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 13, 2022	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer and Principal Financial Officer)