Form 10-Q
period 2022-06-30
NOVINT TECHNOLOGIES INC
filed 2022-08-12
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On August 12, 2022, the Registrant had 202,308,728 shares of common stock outstanding.

TABLE OF CONTENTS

NOVINT TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Novint Technologies, Inc.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$124,917	$185,935
Accounts receivables - related party	—	1,360
Prepaid expenses	1,841	5,068
Total Current Assets	126,758	192,363

TOTAL ASSETS	$126,758	$192,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$99,904	$104,337
Accrued Royalties	658,132	633,132
Total Current Liabilities	758,036	737,469

TOTAL LIABILITIES	758,036	737,469

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of December 31, 2021 and December 31, 2020	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,710,802)	(41,624,630)
TOTAL STOCKHOLDERS’ DEFICIT	(631,278)	(545,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$126,758	$192,363

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$460	$—	$1,655

Operating Expenses
Professional fees	13,857	12,423	39,503	33,932
General and administrative expenses	23,001	25,343	46,655	52,480
Total Operating Expenses	36,858	37,766	86,158	86,412

Loss from operations	(36,858)	(37,306)	(86,158)	(84,757)

Other expense:
Interest expense, net	—	(52)	(14)	(105)
Total other expense	—	(52)	(14)	(105)

Loss before provision for income taxes	(36,858)	(37,358)	(86,172)	(84,862)
Provision for income taxes	—	—	—	—
Net loss	$(36,858)	$(37,358)	$(86,172)	$(84,862)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Three Months Ended June 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, March 31, 2022	202,308,728	$20,231	$41,059,293	$(41,673,944)	$(594,420)
Net Loss		—	—	(36,858)	(36,858)
Balances, June 30, 2022	202,308,728	$20,231	$41,059,293	$(41,710,802)	$(631,278)

	Six Months Ended June 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2021	202,308,728	$20,231	$41,059,293	$(41,624,630)	$(545,106)
Net Loss		—	—	(86,172)	(86,172)
Balances, June 30, 2022	202,308,728	$20,231	$41,059,293	$(41,710,802)	$(631,278)

	Three Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, March 31, 2021	202,308,728	$20,231	$41,059,293	$(41,501,625)	$(422,101)
Net Loss		—	—	(37,358)	(37,358)
Balances, June 30, 2021	202,308,728	$20,231	$41,059,293	$(41,538,983)	$(459,459)

	Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2020	202,308,728	$20,231	$41,059,293	$(41,454,121)	$(374,597)
Net Loss		—	—	(84,862)	(84,862)
Balances, June 30, 2021	202,308,728	$20,231	$41,059,293	$(41,538,983)	$(459,459)

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(86,172)	$(84,862)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,227	6,040
Accounts receivables - related party	1,360	(485)
Accounts payable and accrued expenses	(4,433)	(16,434)
Accrued Royalties	25,000	25,000
Net cash used in operating activities	(61,018)	(70,741)

Net cash used in financing activities	—	—

Net decrease in cash	(61,018)	(70,741)

Cash and cash equivalents, beginning of year	185,935	322,032

Cash and cash equivalents, end of period	$124,917	$251,291

Supplemental cash flow information:

Cash paid for interest	$14	$105
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Novint Technologies, Inc. (the “Company” or “Novint”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company.

Nature of Business

The Company is engaged in the business of sales of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is in the consumer interactive computer gaming market. Additionally, the Company conducts project work in other areas. The Company sells its haptics products primarily to consumers through online retail marketplaces.

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2022, had an accumulated deficit of $41,710,802. For the period ended June 30, 2022, the Company sustained a net loss of $86,172. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek and raise additional funding through debt or equity financing during the next twelve months.

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

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2022 may not be indicative of results for the full year.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022 and December 31, 2021, the company has recorded $0 and $0 in accounts receivable, respectively. Management has determined that $0 allowance is required at June 30, 2022 and December 31, 2021.

Accounts Receivable – Related Party

Accounts receivable from related party arise from the sale of the Company’s product that were collected by a director of the Company on behalf of the Company. As of June 30, 2022 and December 31, 2021, the total accounts receivable from a related party was $0 and $1,360, respectively.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2022	2021
Trade payables	$99,314	$102,313
Accrued expenses	590	2,024
Total accounts payable and accrued expenses	$99,904	$104,337

Accrued Royalties

Accrued royalties relate to the Company’s licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat fee per end user of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000, which has been recorded as accrued royalties but remains unpaid. Accrued royalties as of June 30, 2022 and December 31, 2021 were $658,132 and $633,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement remains as a liability on the Company’s Balance Sheet.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

From time to time in the normal course of business, the Company is subject to routine litigation incidental to its business. Although there can be no assurances as to the ultimate disposition of any such matters, it is the opinion of management, based upon the information available at this time, that there are no matters, individually or in the aggregate, that will have a material adverse effect on the results of operations and financial condition of the Company.

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

The Company had 202,308,728 shares of common stock issued and outstanding as of June 30, 2022, and December 31, 2021.

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

General

The Company is engaged in the business of the sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is in the consumer interactive computer gaming market, but the Company also does project work in other areas. The Company sells its haptics products primarily to consumers through online retail marketplaces.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Revenues

	Three months ended June 30,
	2022	2021	Change
Revenue	$—	$460	$(460)

The Company recorded revenue of $0 and $460 for the three-month period ended June 30, 2022 and June 30, 2021. The Company incurred revenue in the three-month period ended June 30, 2021 from the sale of Falcon 3D Touch Haptic Controllers. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Three months ended June 30,
	2022	2021	Change
Operating Expenses	$36,858	$37,766	$(908)

Operating expenses decreased by $908 or 2% to $36,858 for the three months ended June 30, 2022, compared with $37,766 for the three months ended June 30, 2021. This decrease was due primarily to a decrease in General and Administrative expenses that were incurred during the three months ended June 30, 2022.

Other Expense

	Three months ended June 30,
	2022	2021	Change
Other Expense	$—	$52	$(52)

Other expense decreased by $52 or 100% to $0 during the three months ended June 30, 2022 compared with $52 during the three months ended June 30, 2021. Other expense for the three months ended June 30, 2021 consisted of interest expense related to finance charges on credit cards.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Revenues

	Six months ended June 30,
	2022	2021	Change
Revenue	$—	$1,655	$(1,655)

The Company recorded revenue of $0 and $1,655 for the six-month period ended June 30, 2022 and June 30, 2021. The Company incurred revenue in the six-month period ended June 30, 2021 from the sales of Falcon 3D Touch Haptic Controller. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Six months ended June 30,
	2022	2021	Change
Operating Expenses	$86,158	$86,412	$(254)

Operating expenses decreased by $254 or less than one percent to $86,158 for the six months ended June 30, 2022, compared with $86,412 for the six months ended June 30, 2021. This decrease was primarily due to a decrease in General and Administrative expenses that were incurred during the six months ended June 30, 2022.

Other Expense

	Six months ended June 30,
	2022	2021	Change
Other Expense	$14	$105	$(91)

Other expense decreased by $91 or 87% to $14 during the six months ended June 30, 2022 compared with $105 during the six months ended June 30, 2021. Other expense for the six months ended June 30, 2022 and June 30, 2021 consisted of interest expense related to finance charges on credit cards.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as of June 30, 2022 and December 31, 2021:

	As of	As of
	June 30,	December 31,	Change
	2022	2021	Increase (Decrease)
Cash	$124,917	$185,935	$(61,018)
Working capital deficit	$(631,278)	$(545,196)	$(86,172)

At June 30, 2022, the Company had a stockholders’ deficit of approximately $41,710,802 and $41,624,630 at June 30, 2022 and December 31, 2021, respectively. Net loss for the six months ended June 30, 2022 and 2021 was $86,172 and $84,862, respectively. Net cash used in operating activities was $61,018 and $70,741 for the six months ended June 30, 2022 and 2021, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of June 30, 2022, the Company had cash of $124,917.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company has incurred recurring losses and at June 30, 2022, had an accumulated deficit of $41,710,802; (iii) the Company sustained an operating loss of $86,172 for the period ended June 30, 2022; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below:

	Six months ended June 30,
	2022	2021	Change
Net cash used in operating activities	$61,018	$70,741	$9,723

Net cash used in operating activities for the six months ended June 30, 2022 was $61,018 compared with net cash used in operating activities of $70,741 for the six months ended June 30, 2021. The increase in net cash used in operating activities during the six months ended June 30, 2022 was due primarily to an increase in net loss of $1,310, partially offset by a decrease of $4,433 in accounts payable and accrued expenses and a decrease in prepaid expenses of $3,227.

Net cash used in operating activities for the six months ended June 30, 2021 was $70,741, representing a net loss of $84,862, partially offset by an increase of $8,566 in accounts payable and accrued expenses and an increase in prepaid expenses of $6,040.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies and use of estimates during the six months ended June 30, 2022.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 23, 2022.

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2022, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting. The ineffectiveness of our internal control over financial reporting at June 30, 2022 was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel. During the remainder of 2022, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel.

Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 12, 2022	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer and Principal Financial Officer)