Form 10-Q
period 2022-09-30
NOVINT TECHNOLOGIES INC
filed 2022-11-14
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On November 14, 2022, the Registrant had 202,308,728 shares of common stock outstanding.

TABLE OF CONTENTS

NOVINT TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Novint Technologies, Inc.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$97,708	$185,935
Accounts receivables - related party	—	1,360
Prepaid expenses	5,093	5,068
Total Current Assets	102,801	192,363

TOTAL ASSETS	$102,801	$192,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$99,903	$104,337
Accrued Royalties	670,632	633,132
Total Current Liabilities	770,535	737,469

TOTAL LIABILITIES	770,535	737,469

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of September 30, 2022 and December 31, 2021	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,747,258)	(41,624,630)
TOTAL STOCKHOLDERS’ DEFICIT	(667,734)	(545,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,801	$192,363

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$913	$—	$2,568

Operating Expenses
Professional fees	13,325	6,664	52,828	40,596
General and administrative expenses	23,131	21,410	69,786	73,890
Total Operating Expenses	36,456	28,074	122,614	114,486

Loss from operations	(36,456)	(27,161)	(122,614)	(111,918)

Other expense:
Interest expense, net	—	(50)	(14)	(155)
Total other expense	—	(50)	(14)	(155)

Loss before provision for income taxes	(36,456)	(27,211)	(122,628)	(112,073)
Provision for income taxes	—	—	—	—
Net loss	$(36,456)	$(27,211)	$(122,628)	$(112,073)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Three Months Ended September 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, June 30, 2022	202,308,728	$20,231	$41,059,293	$(41,710,802)	$(631,278)
Net Loss for the Three Months				(36,456)	(36,456)
Balances, September 30, 2022	202,308,728	$20,231	$41,059,293	$(41,747,258)	$(667,734)

	Nine Months Ended September 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2021	202,308,728	$20,231	$41,059,293	$(41,624,630)	$(545,106)
Net Loss for the Nine Months				(122,628)	(122,628)
Balances, September 30, 2022	202,308,728	$20,231	$41,059,293	$(41,747,258)	$(667,734)

	Three Months Ended September 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, June 30, 2021	202,308,728	$20,231	$41,059,293	$(41,538,983)	$(459,459)
Net Loss for the Three Months				(27,211)	(27,211)
Balances, September 30, 2021	202,308,728	$20,231	$41,059,293	$(41,566,194)	$(486,670)

	Nine Months Ended September 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2020	202,308,728	$20,231	$41,059,293	$(41,454,121)	$(374,597)
Net Loss for the Nine Months				(112,073)	(112,073)
Balances, September 30, 2021	202,308,728	$20,231	$41,059,293	$(41,566,194)	$(486,670)

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(122,628)	$(112,073)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25)	1,072
Accounts receivables – related party	1,360	(1,360)
Accounts payable and accrued expenses	(4,434)	(18,149)
Accrued Royalties	37,500	37,500
Net cash used in operating activities	(88,227)	(93,010)

Net cash used in financing activities	—	—

Net decrease in cash	(88,227)	(93,010)

Cash and cash equivalents, beginning of year	185,935	322,032

Cash and cash equivalents, end of period	$97,708	$229,022

Supplemental cash flow information:

Cash paid for interest	$14	$155
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2022, had an accumulated deficit of $41,747,258. For the period ended September 30, 2022, the Company sustained a net loss of $122,628. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek and raise additional funding through debt or equity financing during the next twelve months.

Based on management’s current assessment, the Company does not expect any material impact on its liquidity due to the COVID-19 pandemic. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, and the other risks and uncertainties associated with the pandemic, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties faced by the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements were prepared using generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X set forth by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information or notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s annual financial statements included within the Company’s Special Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 23, 2022. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2022 may not be indicative of results for the full year.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates and assumptions made in the preparation of the financial statements relate to accrued royalties and contingent consideration.  The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. Management evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits of $250,000 for each institution where accounts are held. At September 30, 2022 and December 31, 2021, our primary operating accounts held approximately $97,708 and $185,935, respectively. At times our cash balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022 and December 31, 2021, the company has recorded $0 and $0 in accounts receivable, respectively. Management has determined that $0 allowance is required at September 30, 2022 and December 31, 2021.

Accounts Receivable – Related Party

Accounts receivable from related party arise from proceeds from the sale of the Company’s products that were collected by a director of the Company on behalf of the Company. As of September 30, 2022 and December 31, 2021, the total accounts receivable from the related party was $0 and $1,360, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method as provided in ASC Topic 740, “Income Taxes”. Under this method, deferred tax assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized based on the weight of available evidence, including expected future earnings. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

As of September 30, 2022, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2022 and therefore recorded no amount of income tax expense for the nine months ended September 30, 2022. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards, which currently are subject to a full valuation allowance based on the Company’s assessment of future taxable income. For further information, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	September 30,	December 31,
	2022	2021
Trade payables	$99,313	$102,313
Accrued expenses	590	2,024
Total accounts payable and accrued expenses	$99,903	$104,337

NOTE 4 – ACCRUED ROYALTIES

Accrued royalties relate to the Company’s licensing agreements with various parties providing gaming software to the Company. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat fee per end user of $0.50. Under one or more of these agreements, there is an annual aggregate minimum payment due of $50,000, which has been recorded as accrued royalties but remains unpaid. Accrued royalties as of September 30, 2022 and December 31, 2021 were $670,632 and $633,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (though the Company believes this obligation is no longer due), thus the remaining obligation under this agreement remains as a liability on the Company’s Balance Sheet.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

The Company had 202,308,728 shares of common stock issued and outstanding as of September 30, 2022, and December 31, 2021.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Revenues

	Three months ended September 30,
	2022	2021	Change
Revenue	$—	$913	$(913)

The Company recorded revenue of $0 and $913 for the three-month period ended September 30, 2022 and September 30, 2021. The Company incurred revenue in the three-month period ended September 30, 2021 from the sale of Falcon 3D Touch Haptic Controllers. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Three months ended September 30,
	2022	2021	Change
Operating Expenses	$36,456	$28,074	$8,382

Operating expenses increased by $8,382 or 30% to $36,456 for the three months ended September 30, 2022, compared with $28,074 for the three months ended September 30, 2021. This increase was due primarily to an increase in Professional fees that were incurred during the three months ended September 30, 2022.

Other Expense

	Three months ended September 30,
	2022	2021	Change
Other Expense	$—	$50	$(50)

Other expense decreased by $50 or 100% to $0 during the three months ended September 30, 2022 compared with $50 during the three months ended September 30, 2021. Other expense for the three months ended September 30, 2021 consisted of interest expense related to finance charges on credit cards.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Revenues

	Nine months ended September 30,
	2022	2021	Change
Revenue	$0	$2,568	$(2,568)

The Company recorded revenue of $0 and $2,568 for the nine-month period ended September 30, 2022 and September 30, 2021. The Company incurred revenue in the nine-month period ended September 30, 2021 from the sales of Falcon 3D Touch Haptic Controller. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Nine months ended September 30,
	2022	2021	Change
Operating Expenses	$122,614	$114,486	$8,128

Operating expenses increased by $8,128 or 7% to $122,614 for the nine months ended September 30, 2022, compared with $114,486 for the nine months ended September 30, 2021. This increase was primarily due to an increase in Professional fees that were incurred during the nine months ended September 30, 2022.

Other Expense

	Nine months ended September 30,
	2022	2021	Change
Other Expense	$14	$155	$(141)

Other expense decreased by $141 or 91% to $14 during the nine months ended September 30, 2022 compared with $155 during the nine months ended September 30, 2021. Other expense for the nine months ended September 30, 2022 and September 30, 2021 consisted of interest expense related to finance charges on credit cards.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as of September 30, 2022 and December 31, 2021:

	As of	As of
	September 30,	December 31,	Change
	2022	2021	Increase (Decrease)
Cash	$97,708	$185,935	$(88,227)
Working capital deficit	$(667,734)	$(545,106)	$(122,628)

The Company had a stockholders’ deficit of approximately $41,747,258 and $41,624,630 at September 30, 2022 and December 31, 2021, respectively. Net loss for the nine months ended September 30, 2022 and 2021 was $122,628 and $112,073, respectively. Net cash used in operating activities was $88,227 and $93,010 for the nine months ended September 30, 2022 and 2021, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of September 30, 2022, the Company had cash of $97,708.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company has incurred recurring losses and at September 30, 2022, had an accumulated deficit of $41,747,258; (iii) the Company sustained an operating loss of $122,614 for the period ended September 30, 2022; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below:

	Nine months ended September 30,
	2022	2021	Change
Net cash used in operating activities	$88,227	$93,010	$(4,783)

Net cash used in operating activities for the nine months ended September 30, 2022 was $88,227, compared with net cash used in operating activities of $93,010 for the nine months ended September 30, 2021. The decrease in net cash used in operating activities during the nine months ended September 30, 2022 was due primarily to an increase in net loss to $122,628, partially offset by an increase of $37,500 in accrued royalties.

Net cash used in operating activities for the nine months ended September 30, 2021 was $93,010, primarily due to a net loss of $112,073, partially offset by an increase of $37,500 in accrued royalties and a decrease of $1,072 in prepaid expenses and other current assets.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies and use of estimates during the nine months ended September 30, 2022.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 23, 2022.

Forward Looking Statements and Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2022, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting. The ineffectiveness of our internal control over financial reporting at September 30, 2022 was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel. During the remainder of 2022, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel.

Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2022	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer and Principal Financial Officer)