Form 10-K
period 2022-12-31
NOVINT TECHNOLOGIES INC
filed 2023-03-31
CIK 1282980

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing bid price of such shares on the OTC was $9,347,780.

As of March 31, 2023, the registrant had 202,308,728 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS.

Novint Timeline and Detailed Business Description

Novint Technologies (Other OTC: NVNT) (“Novint”, the “Company”, “we”, “our”, “us”) was incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation.

The Company was formed with the goal of commercializing haptics technology by developing a revolutionary haptic game controller for computer video gaming and other computer applications based on technology licensed from Sandia National Laboratories (“Sandia”), one of three National Nuclear Security Administration research and development laboratories in the United States. Sandia is managed and operated by the National Technology and Engineering Solutions of Sandia LLC, a wholly owned subsidiary of Honeywell International, Inc. Haptics technologies allow people to use their sense of touch to interact with computers.

Initially, the Company derived revenue primarily from developing professional applications for customers, including Aramco, Lockheed Martin, Chrysler, Chevron and Sandia. Beginning in 2007, the Company began to derive revenue primarily from the sale to customers of the consumer Falcon product (described in the sections below), and the associated “grips,” or handles that are shaped to mirror the application simulated by the Falcon product (e.g., a gun handle, a sword handle, or a steering wheel) and the sale or license of specially enabled computer games designed to be used with the Falcon.

In 2007, we commercially released the Novint Falcon game controller, which uses patented nano-vibrations to create different “textures and “feels” that allow users to experience a realistic and detailed sense of touch, referred to as a “haptic” feel, when using video games and other computer applications.. Holding its handle, users feel the shapes, textures, weight, dimension and force feedback effects in software games that have been enabled to work with the Falcon. These “feelings”, which are felt in the hand of the user that is holding the Falcon controller, are generated by tiny nano vibrations that create sensations that simulate the real-life sensation of touch, as opposed to providing simple vibrations and feedback like Rumble Strip based joysticks developed by Immersion Corporation (IMMR). For example, a person can feel the difference between a piece of rubber or wool as he holds the handle of the Falcon and runs over the different materials on the screen. When firing a gun, the person gets a kickback and feeling based on the type of gun that is being fired. When a person is hit onscreen, the person feels the type of hit and from what direction the hit came. When a person catches a baseball in a glove, the person feels like the ball is landing in the glove. The feelings are almost surreal and frightening at times. It is difficult to describe the experience without feeling it firsthand. The Falcon and its haptics technology, games and applications provide the crucial missing “third sense” to human computer interaction. In late 2006, BusinessWeek wrote that “Novint’s haptic controller, the Falcon, looks set to revolutionize gaming.”

In 2007, the Company began shipping the Falcon to commercial retailers and distributors in the U.S., including Fry’s, Tiger Direct, and J&R Music Store. Additionally, in the fourth quarter of 2007, Novint opened its online store for the sale of the Falcon, and computer games integrated to work with the Falcon. Customers could download games for use with the Falcon by going to the Company’s website and purchasing the haptics enabled games. The Company developed many of its own gaming titles. Also, the Company licensed several better-known game titles. The Company’s programmers haptically enabled these titles to take advantage of the haptic feedback and sensations when using the Falcon controller. Novint’s programmers added the haptic parts to the play of the programming code of these games using manual customization. We have commercialized over 45 gaming titles available for use with the Falcon controller since 2007. We are free to sell or provide the internally developed gaming titles as an accompanying software bonus along with the Falcon, not subject to any license agreement or royalty obligation.

The licensing agreements with various gaming software providers have expired and are treated as terminated. The license agreement referenced in Note 4, which accounts for the contingent accrued royalties shown on the Company’s Balance Sheet for the year ended December 31, 2022, is an agreement dated January 4, 2004, as amended on July 24, 2007, between Novint Technologies, Inc. and Force Dimension, LLC, based in Switzerland. The Company treats the agreement as terminated without any further royalty obligation on the basis that Force Dimension, LLC committed a material breach of the agreement by failing to deliver the deliverables specified in the agreement. Our determination that Force Dimension committed a material breach is based on extensive due diligence, including examining related documents, and interviews with prior management and employees. In accordance with ASC 405-20, the contingent liability for unpaid royalties remains on the Company’s Balance Sheet for the year ended December 31, 2022 because there was never an official termination.

Although we sold thousands of Falcon units since 2007 and released dozens of software titles that were optimized to work with the Falcon, sales of the Falcon controller struggled and failed to reach a critical mass, which continues to this day. We believe that the titles were not released fast enough to satisfy consumer demand and that the cost of acquiring rights to game titles and haptically enabling the software was too large of a challenge for us. Additionally, we were not successful in securing a strategic partner to help us market the Falcon more effectively and assist with the huge software development efforts that were necessary for successful market penetration.

From time to time, we engaged in discussions with larger commercial partners and performed R&D under contract for larger companies with the goal of obtaining assistance for commercial product development. None of these efforts were successful and there can be no assurances that we will be able to find partners to assist us in successfully commercializing our products. In addition, pursuant to the 2015 Patent Sale and License Agreement described below, there are extensive restrictions on our ability to engage commercial partners on a go forward basis. However, we retain the right to enter into manufacturing arrangements to produce certain Falcon products for others or engage contract manufacturers to produce certain Falcon products on our behalf. The permitted Falcon products are limited to Falcon products that are based solely on designs existing at the time of the 2015 Patent Sale and License Agreement, as well as the unreleased next generation designs of the Company’s Xio products (described below).

From time to time, we engage in discussions with potential strategic partners for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (“Business Combination”). We have reviewed several opportunities to enter into a Business Combination but none of our reviews has resulted in a binding agreement. There can be no assurances that we will be able to find a suitable strategic partner or successfully negotiate and enter into any binding agreement regarding a Business Combination.

Force Tek Transaction

In April 2011, Novint merged with Force Tek Technologies, LLC (“Force Tek”), a company founded by serial entrepreneur Shannon Vissman, which developed a full arm controller with forced feedback that could be used for gaming. Novint and Force Tek initially met at a gaming conference where the companies recognized the potential of merging their complementary technologies into a single unified gaming controller that had much of the haptic feedback of the Falcon, but in a portable controller that fits on a user’s arm. The combined company continued to be known as Novint.

Following the 2011 merger, Shannon Vissman and Ryan Christoff joined the Company’s Board of Directors (the “Board”), replacing Brian Long and Jan Richardson. On October 24, 2011, Tom Anderson resigned as CEO and was replaced by Shannon Vissman. In connection with the merger, all debt of the Company was either repaid or converted to equity. Mr. Vissman, and to a lesser extent Mr. Christoff, provided equity funding of approximately $3 million at a fixed price per share. This funding was used to merge R&D teams and to create a next generation game controller with the combined technologies, called the Xio, while continuing to support the Company’s sales of the Falcon controller and related accessories and software. The integration work for the Xio was never completed, though various prototypes were developed. During this time, Novint performed custom haptic projects related to Xio prototypes for customers, including the US army, but these efforts failed to generate significant business opportunities and the Company was unsuccessful in obtaining any commercial production contracts as a result of this work.

In connection with the merger, the Company assumed the license agreement dated April 6, 2009 among Force Tek, as licensee, and Inverse Technology Corporation and Kinetecs, Inc., as licensors (the “Force Tek License”). Pursuant to the Force Tek License, Force Tek paid an initial payment and incurred an obligation to pay royalties based on sales of products that utilize the licensed technology, which may be used in the Xio product, in which case the Company would be required to pay royalties on commercial sales of the Xio product. There can be no assurances that we will successfully commercialize the Xio product.

In August 2013, Brian Long, Jan Richardson, Tom Anderson and Shannon Vissman resigned from the Board, and Orin Hirschman and Martin Chopp joined the Board to serve alongside Ryan Christoff. The Company issued and sold $55,180 of senior secured debt to support operations. Since that time, we have worked to preserve cash and reduce expenses while continuing to sell small amounts of Falcons and related accessories and software titles, with a goal of preserving cash. Simultaneously, we initiated a process to explore ways to further realize value from Novint’s patent portfolio, the Falcon hardware and related software, and the our next generation Xio product.

In June 2015, after an extensive process, Novint sold 5 patents and sublicensed 5 patents to an undisclosed technology company for a $750,000 upfront payment, and a potential second payment of $750,000 upon waiver of assignment from the DOE to Sandia (the “2015 Patent Sale and License Agreement”). The second payment was paid in July 2016. Net of broker fees, legal expenses and payments to Sandia to release their rights to the IP, we received net proceeds of $699,714. We retained a non-transferable license that allows us to continue selling Falcon products that are based solely on their designs existing at the time of the 2015 Patent Sale and License Agreement (the “Permitted Falcon Products”) and next generation devices, such as the Xio.

Since that time, Novint has continued selling small amounts of Permitted Falcon Products and related software and accessories while engaging in discussions with potential partners on Permitted Falcon Products and Xio products and studying other ways to realize value from these products. Management believes that Novint was too early in trying to pioneer the market for a consumer haptic controller. One of the major disadvantages of the original Falcon design highlighted by customers and potential commercial partners was its size and weight and the need for the controller to be sitting on a desktop. The Xio product, our next generation product that is developed but not completed, addresses this issue by being lightweight and strapping onto the hand and forearm. The product is not ready for commercial release and there can be no assurances that the product will be completed or commercially released in the future.

Principal Products – Falcon

The Falcon is an extensible, grounded (e.g., desktop), three-dimensional (3D) haptic interaction device. It is a compact robotic device with characteristics optimized for real-time force-feedback and tactile interaction. The Falcon was specifically developed for consumer applications with an emphasis on interactive gaming.. The Novint Falcon was designed to be used for both PC and console gaming. All that is required to interface to the device is some form of serial interface (wired or wireless). Novint has also created in-lab prototypes of the Falcon that would be directly connected to gaming consoles. Additionally, the performance characteristics of the Falcon device are such that it has seen some wider application in fields such as education, medicine, scientific visualization, robotics and tele-robotics

The current consumer version of the Falcon consists of the Main Unit, a Stand and a “Grip” or end effector. The Main Unit is capable of generating high-fidelity, high-bandwidth, 3D forces and accurately sensing 3D position in real-time within its working envelope. The Main Unit has on-board computational capabilities and is programmed by and communicates with a host computer or system via a bi-directional USB communication interface. It is typically powered using an external DC power supply.

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

The Grips themselves have arbitrary shapes and functions. A Grip simply has to adhere to the mechanical and electrical constraints of the Grip Interface. Grips typically use on-board computational elements to report their state to the Main Unit via the serial communication channel of the Grip Interface. Two typical consumer grips are a general-purpose spherical interface and a pistol shaped grip typically used for game play and interaction. These grips have various buttons and communicate their identity as well as button state via the Grip Interface to the Main Unit. The Main Unit is modularly mounted on a Stand. Consumer units are typically shipped with a “U” stand. The Falcon Main Unit can be mounted, however, on any stand or object that provides the appropriate mechanical interface and fasteners.

The Falcon communicates with a host computer or system via a bi-directional USB communication interface at a 1 KHz data rate. Drivers and APIs/SDKs on the host side allow haptic interaction to be incorporated or added to various applications across various markets.

Subsequent to the introduction of the current consumer Falcon haptic interface device, there have been a variety of improvements, features and options to the design of the device, which the Company has implemented on a limited number of units for specific customers. Other significant changes have been designed for the device as product improvements or model variations. These changes to the device design have not yet made it to the consumer version of the device but could do so given appropriate funding, timing and markets. For example, the current capstan cable drive mechanism for the Falcon utilizes a single spring tensioner. Under high-speed motions, this approach results in unequal cable tension between the cable on one side of the capstan and the other, potentially leading to slippage of the cable relative to the capstan when motor direction is abruptly reversed after a high-speed run. A drive system that helps guarantee balanced cable tension is one of the pre-planned product improvements for the Falcon. Another example is the potential to decrease the electronics cost. The current consumer Falcon utilizes a Digital Signal Processor (DSP), and other electronics elements to implement the Falcon’s processing and communication system. Significant effort has been undertaken in designs where an ASIC is used for a major portion of these processing and communication requirements. This design will allow more economical production of the Falcon for larger volume production runs.

There are other areas of potential improvement to the Falcon. The current consumer Falcon is relatively compact compared to other arm mechanisms. The radial twist employed in the “arm” design decreases the radial cross section of the device. Physical layout of the electronics is also optimized to decrease size. In addition, the U-shaped base helps to decrease the apparent size of the device. Nonetheless, further decreasing the apparent and real volume of the device is desirable for increased consumer acceptance. Ideally, this decrease would also reduce the manufacturing cost for the Falcon. Novint has outlined a fundamental approach where most of the encasing plastic for the Falcon Main Unit will be removed and the underlying plastic frame for the Falcon will be modified to be the exterior of the device as well as supporting the device mechanisms and electronics. This will significantly decrease the apparent size and volume of the Falcon. It also provides significant additional shape, color and opacity options to the appearance of the Falcon Main Unit, including clear plastic options where the internal mechanisms and electronics are visible.

A significant amount of effort has been taken in the design of potential consumer grips. One major class of effort has revolved around variations in general purpose grips for ergonomic and functional improvements. A significant number of custom variations of the Falcon have been designed and built over time. Typically, these developments have been for customers in the “professional” sectors (e.g., medicine, telerobotics, and scientific visualization). These variations have been based on the current consumer Falcon design and can easily be incorporated into the standard Falcon line when appropriate.

Novint has made several custom variations to the Falcon for specific customers and use cases. As part of its custom efforts, we have developed improved control algorithms for the Falcon Main Unit that allow higher peak forces to be generated or lower forces to be maintained for longer periods of time. These developments are embodied in custom units referred to as “Super Falcons”. Fundamentally, these improvements involve changes to the timing and pulse-width modulation motor control used in the control algorithms run on the Falcon Main Unit’s DSP. No changes to Falcon hardware are required. This allows a “Super Falcon” to be sold to consumers when appropriate. In addition, several fundamentally new Grip designs for the Falcon have been developed for custom customer applications. Consumer versions of these designs are possible.

In addition to the Falcon device, we have developed and sold software and demonstrations for all gaming genres including Action, Adventure, Fighting, Racing, Simulation, Sport, Strategy, Parlor, Massively Multiplayer Online (MMO) and Miscellaneous (e.g., board games, pinball). Also, we have created a number of haptically enabled software applications that allow the Falcon to be utilized for many non-gaming uses. For example, Novint has developed medical simulation software for various injection procedures, including Epidural injections, Synvisc™ injection, Depo-Medrol™ injection and other injections. Novint has also developed software applications that allow a user to feel as well as see medical data. For example, CT Scan data can be probed using the Falcon, and the difference between soft tissue and bone can be felt. Novint’s medical applications have typically been used both for medical marketing and procedure familiarization or training. In addition, Novint has developed specific software for marketing purposes that works with the Falcon. For example, Novint modified a game for Anheuser-Busch to use during its on-site marketing campaigns. Novint has also developed software applications where a Falcon’s motion is controlled via software or in real time using another (remote) Falcon.

Other Haptic Companies and Competition

Developments over the last several years create the potential for more consumer interest in haptic devices and controllers. In 2016, Facebook released the Oculus Rift Virtual Reality (VR) headset at a sub $1,000 price point, which a consumer can wear on his/her head and experience virtual reality. HTC, a market leader in VR, sells a similar headset. Both companies sell companion hand controllers that are are small and lightweight, but offer limited haptic feedback compared to the Falcon.

Over the last few years, and in particular in very recent periods, there have been a number of start-up companies working on new haptic controllers, including handheld devices that are similar to the controllers sold by Facebook and HTC, as well as more elaborate wearable haptic controllers, including gloves. These devices are more similar to Novint’s next generation Xio design and are more elaborate than the handheld controllers currently on the market. The sudden surge in development in this area suggests that the field is beginning to gain more interest following the commercial releases of the Oculus Rift and HTC products as well as similar headsets that are being introduced by other companies.

There are many companies producing VR and haptic devices that compete with or may compete in the future with the Falcon and Xio. Some of the companies that may be competitive include:

●	Immersion Corporation (NASDAQ: IMMR) is primarily a 1D or 2D haptics hardware company (a Haptic computer interaction in which forces are mechanically displayed to a user in 1 or 2 directions of movement; examples are force feedback joysticks and force feedback mice). Immersion has acquired other haptics device companies, such as Cybernet, Haptech and Virtual Technologies.

●	VRgluv, based in Atlanta, Georgia, offers a haptic glove for controlling virtual reality systems, such as the Occulus Rift and HTC Vive. The glove has sensors throughout as well as force feedback and appears to provide a very robust user experience. VRgluv appears be directly competitive with our Xio product.

●	Microsoft offers several haptic devices that simply vibrate and rumble, such as the control pads for their Xbox systems. Microsoft may be working on various haptic controllers to complement the company’s Hololens Virtual Reality headset that it has begun selling.

●	Logitech sells haptics mice, wheels, and joysticks licensed from Immersion, which are primarily used for gaming. Logitech’s haptics products are two-dimensional and do not offer as many features as the Falcon.

Employees

As of March 31, 2023, we do not have any full-time employees in our workforce.

Corporate and Available Information

Novint Technologies was incorporated in the State of New Mexico as Novint Technologies, Inc. in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging into Novint Technologies, Inc., a Delaware corporation. The Company’s principal executive offices are located at 100 Merrick Road–Suite 400W, Rockville Center, NY 11570. The Company’s telephone number is (866) 298-4420, and its website address is www.novint.com.

The information contained in, or accessible through our website does not constitute a part of and is not deemed or otherwise incorporated by reference in this Annual Report on Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available free of charge through the “Investors — SEC Filings” section of the Company’s website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s shares of common stock are listed on Other OTC under the symbol “NVNT.”

ITEM 1A. RISK FACTORS

Not required to be provided by smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, the Company does not lease or own any real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against the Company, which may materially affect the Company or its results of operations ..

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on OTC Other under the symbol “NVNT.”

Stockholders

As of March 31, 2023, there were 168 stockholders of record of the Company’s 202,308,728 outstanding shares of common stock. This number does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We have never declared or paid dividends on our common stock and management does not anticipate the payment of any cash dividends for the foreseeable future.

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

Overview

Novint Technologies, Inc. (“Novint”, the “Company”, “we”, “our”, “us”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization.

Nature of Business

The Company currently is engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch. Our focus is in the consumer interactive computer gaming market, but we conduct project work in other non-gaming areas as well.

Our principal product is the Falcon, an extensible, grounded (e.g., desktop), three-dimensional (3D) haptic interaction device with characteristics optimized for real-time force-feedback and tactile interaction. Additionally, we have developed but not yet commercialized the Xio product, a next generation, full arm, game controller with forced feedback. Currently, we are focused on engaging in discussions with potential partners and studying other ways to realize value from the Falcon and Xio products.

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

During the year ended December 31, 2022, the Company did not purchase any production materials or sell any products.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, accrued expenses and related liabilities, approximate their fair values because of the short maturity of these instruments.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues

	Year Ended December 31,
	2022	2021	Change
Revenue	$—	$2,568	$(2,568)

During the year ended December 31, 2022, the Company did not earn any revenue. During the year ended December 31, 2021, the Company earned revenue of $2,568 from Falcon sales.

Operating Expenses

	Year Ended December 31,
	2022	2021	Change
Operating Expenses	$178,736	$172,870	$5,866

Operating Expenses for the year ended December 31, 2022 and 2021, were $178,736 and $172,870, respectively, an increase of $5,866 or 3%. The increase was primarily due to an increase in professional fees relating to regular filings with the SEC.

Other Expense

	Year Ended December 31,
	2022	2021	Change
Other Expense	$14	$207	$(193)

Other expenses for the year ended December 31, 2022 and 2021, were $14 and $207, respectively, a decrease of $193 or 93%. The decrease was primarily due to a decrease in finance charges of $193 in 2022.

Net Loss

	Year Ended December 31,
	2022	2021	Change
Net Loss	$(178,750)	$(170,509)	$(8,241)

Net loss for the years ended December 31, 2022 and 2021, were $178,750 and $170,509, respectively, an increase of $8,241. The decrease was primarily due to an increase in operating expenses. We expect to continue to incur expenses and operating losses for the foreseeable future. Our net loss may fluctuate significantly from quarter to quarter and year to year.

Impact of Inflation

The impact of inflation upon our revenue and income / (loss) from operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years.

Liquidity and Capital Resources

Management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt exists as of the date of this filing. This determination is based on the following: the Company has incurred recurring losses and at December 31, 2022, had an accumulated deficit of $41,803,380 and a working capital deficit of $723,856 and sustained a net loss of $178,750 for the year ended December 31, 2022. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek additional funding through debt or equity financing during the next twelve months. While the Company believes in the viability of generating revenues from the sale of its products and in its ability to raise additional funds, there can be no assurances to that effect.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash Flow Activities

As of December 31, 2022, we had a total cash balance of $55,081. Our cash flow from operating activities for the fiscal year ended December 31, 2022 resulted in net cash used in operating activities of $130,854 compared with net cash used in operating activities of $136,097 for the previous year ended December 31, 2021. We did not have any cash flow from investing activities or financing activities for the years ended December 31, 2022 or 2021.

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

Recent Accounting Standards

See Item 15 — Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a discussion of recent accounting standards.

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

Our management, including our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Principal Executive Officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of December 31, 2022 (discussed in paragraph (b) to this Item 9A), which our management views as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment identified the following material weaknesses in our internal control over financial reporting:  lack of segregation of duties due to lack of sufficient accounting and finance personnel, lack of sufficient entity level controls and lack of a sufficient technology infrastructure to support the financial reporting function In addition, we do not have a separately designated Audit Committee. Our small size, lack of revenue and inability to compensate officers or directors precludes us from attracting a sufficient number of directors to staff such a committee.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) as the framework to evaluate effectiveness. Because of the material weaknesses described above, management believes that, as of December 31, 2022, our internal controls over financial reporting were not effective based on those criteria.

Management intends to implement a remediation plan in fiscal year 2023 in response to the other identified material weakness in financial reporting. Our planned remediation efforts to address lack of segregation of duties and accounting for complex financial transactions include using third parties to perform accounting tasks, enhancing procedures for recording and reviewing complex transactions, performing more independent reconciliations or reviews and hiring more people. Our planned remediation efforts to address lack of sufficient technology infrastructure include upgrading and engaging technology consultants with specific financial reporting expertise using our accounting and financial reporting system. We believe that these remediation efforts, if successfully implemented, will improve our internal control over financial reporting.

(c)	Changes in Internal Controls

During the quarter ended December 31, 2022, we initiated remediation efforts and are still working on implementing certain controls identified above in response to previously identified material weaknesses. Once fully implemented, we believe that these remediation steps will remediate our material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information below sets forth the name, age and position of each of our current directors and executive officers as of March 31, 2023.

Martin Chopp – Director 71

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

Ryan Christoff - Director 51

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

Orin Hirschman – President, Treasurer and Director 55

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2022, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

There was no compensation paid, earned or accrued for services by our executive officers in the fiscal years ended December 31, 2022 and December 31, 2021.

Director Compensation

There was no cash compensation paid to directors for their service on our Board during the years ended December 31, 2022 and December 31, 2021

Equity Compensation Plan Information

As of December 31, 2022, there is no equity compensation plan in effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following tables set forth, as of December 31, 2022, certain information concerning the beneficial ownership of our capital stock by each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock; each director; each named executive officer; all of our executive officers and directors as a group; and each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of December 31, 2022, the Company had authorized 500,000,000 shares of common stock, par value $0.0001, of which there were 202,308,728 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

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

(6) Applicable percentage of ownership is based on 202,308,728 shares of common stock outstanding on December 31, 2022. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2022, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote. Unless otherwise stated, all shareholders can be reached at mailing address 100 Merrick Road–Suite 400W, Rockville Centre, NY 11570.

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

Director Independence

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed and expected to be billed for professional services rendered by Sadler, Gibb & Associates, LLC for the 2022 fiscal year, primarily related to the audit of our annual consolidated financial statements for the 2022 fiscal year, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the 2022 fiscal year were approximately $24,000 (including direct engagement expenses).

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

Audit-Related Fees

Sadler, Gibb & Associates, LLC billed $19,000 and $16,000 for audit-related services for the 2022 and 2021 fiscal years, respectively.

Tax Fees

No fees were billed by Sadler, Gibb & Associates, LLC for tax-related services for the 2022 or 2021 fiscal year.

All Other Fees

No fees were billed by Sadler, Gibb & Associates, LLC for services other than the audit for the 2022 and 2021 fiscal years.

PART IV

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Novint Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Novint Technologies, Inc. (“the Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Draper, UT

March 31, 2023

Novint Technologies, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,081	$185,935
Accounts receivables - related party	—	1,360
Prepaid expenses	5,348	5,068
Total Current Assets	60,429	192,363

TOTAL ASSETS	$60,429	$192,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$101,153	$104,337
Accrued royalties	683,132	633,132
Total Current Liabilities	784,285	737,469

TOTAL LIABILITIES	784,285	737,469

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of December 31, 2022 and December 31, 2021	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,803,380)	(41,624,630)
TOTAL STOCKHOLDERS’ DEFICIT	(723,856)	(545,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,429	$192,363

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2022	2021

Revenue	$—	$2,568

Operating expenses:
Professional fees	85,750	75,406
General and administrative expenses	92,986	97,464
Total operating expenses	178,736	172,870

Loss from operations	(178,736)	(170,302)

Other expense:
Interest expense, net	(14)	(207)
Total other expense	(14)	(207)

Loss before provision for income taxes	(178,750)	(170,509)
Provision for income taxes	—	—
Net loss	$(178,750)	$(170,509)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	$202,308,728	$202,308,728

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Year Ended December 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2021	202,308,728	$20,231	$41,059,293	$(41,624,630)	$(545,106)
Net Loss for the year ended December 31, 2022				(178,750)	(178,750)
Balances, December 31, 2022	202,308,728	$20,231	$41,059,293	$(41,803,380)	$(723,856)

	Year Ended December 31, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2020	202,308,728	$20,231	$41,059,293	$(41,454,121)	$(374,597)
Net Loss for the year ended December 31, 2021				(170,509)	(170,509)
Balances, December 31, 2021	202,308,728	$20,231	$41,059,293	$(41,624,630)	$(545,106)

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

STATEMENTS OF CASH FLOWS

	For the Period Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(178,750)	$(170,509)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(280)	972
Accounts receivables – related party	1,360	(1,360)
Accounts payable and accrued expenses	(3,184)	(15,200)
Accrued royalties	50,000	50,000
Net cash used in operating activities	(130,854)	(136,097)

Net cash used in investing activities	—	—

Net cash used in financing activities	—	—

Net decrease in cash	(130,854)	(136,097)

Cash and cash equivalents, beginning of year	185,935	322,032

Cash and cash equivalents, end of period	$55,081	$185,935

Supplemental cash flow information:

Cash paid for interest	$14	$207
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 1 – DESCRIPTION OF BUSINESS

Novint Technologies, Inc. (the “Company”, “Novint”, “we” or “us”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company.

Nature of Business

The Company currently is engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch. The Company’s focus is on the consumer interactive computer gaming market but the Company also does project work in other areas. The Company’s operations are based in New Mexico with its haptics products offered for sale primarily to consumers through retail outlets.

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2022, had an accumulated deficit of $41,803,380. For the year ended December 31, 2022, the Company sustained a net loss of $178,750. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to source new inventory and generate revenue. The Company will continue to seek additional funding through debt or equity financing during the next twelve months.

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

DECEMBER 31, 2022 AND 2021

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, accrued expenses and related liabilities approximate their fair values because of the short maturity of these instruments.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	December 31,	December 31,
	2022	2021
Trade payables	$100,561	$102,313
Accrued expenses	592	2,024
Total accounts payable and accrued expenses	$101,153	$104,337

NOTE 4 – ACCRUED ROYALTIES

Accrued royalties relate to the Company’s licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat per user end fee of $0.50. Under one or more of these agreements, there was an annual aggregate minimum payment due of $50,000 which has been recorded as accrued royalties but remains unpaid. Accrued royalty fees as of December 31, 2022 and December 31, 2021 were $683,132 and $633,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under this agreement will remain as a liability.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES

The Company files corporate income tax returns in the United States (federal), in New Mexico and in New York. The Company is subject to federal, state and local income tax examinations by tax authorities for the tax years 2018 through 2022.

As of December 31, 2022, the Company had federal and state net operating loss carry forwards of $34.1 million and $1.0 million, respectively. Federal net operating losses generated prior to January 1, 2018, amounting to $33.4 million, and may be offset against future taxable income, subject to limitation under IRC Section 382, which began to expire in 2022, and fully expire during various years through 2037 for federal purposes. Net operating losses generated after January 1, 2018, amounting to $.8 million, no longer have an expiration but are limited to 80% of taxable income. State net operating loss carryforwards will begin to expire in 2034 through 2042.

The Company does not record a provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The valuation allowance overall increased by approximately $1,000 and $143,000 in the years ended 2022 and 2021, respectively, and was approximately $7,202,000 and $7,201,000, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Income before income taxes	$(178,750)	$(170,509)
Taxes under statutory US tax rates	(37,537)	(35,807)
Increase (decrease) in taxes resulting from:
State taxes	(3,456)	(21,877)
Prior period adjustments	41,598	(85,346)
Increase (decrease) in valuation allowance	(605)	143,030
Income tax expense	$—	$—

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

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2022	2021
Net operating loss carryforwards	$7,201,690	$7,200,872
Valuation allowance	(7,201,690)	(7,200,872)
Income tax expense	$(0)	$—

NOTE 7 – STOCKHOLDERS’ EQUITY

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

The Company had 202,308,728 shares of common stock issued and outstanding as of December 31, 2022.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2022, through the date these financial statements were issued. There were no subsequent events that would require disclosure or adjustments to the accompanying financial statements through the date the financial statements were issued.

NOVINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

March 31, 2023	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, and on the dates indicated below:

Signature	Title	Date

/s/Orin Hirschman	President, Principal Executive Officer and Director (Principal Financial Officer)	March 31, 2023
Orin Hirschman

/s/ Martin Chopp	Director	March 31, 2023
Martin Chopp

/s/ Ryan Christoff	Director	March 31, 2023
Ryan Christoff