Form 10-Q
period 2023-03-31
NOVINT TECHNOLOGIES INC
filed 2023-05-12
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On May 12, 2023, the Registrant had 202,308,728 shares of common stock outstanding.

TABLE OF CONTENTS

NOVINT TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Novint Technologies, Inc.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,356	$55,081
Prepaid expenses	5,483	5,348
Total Current Assets	28,839	60,429

TOTAL ASSETS	$28,839	$60,429

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$107,442	$101,153
Accrued royalties	695,632	683,132
Total Current Liabilities	803,074	784,285

TOTAL LIABILITIES	803,074	784,285

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of March 31, 2023 and December 31, 2022	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,853,759)	(41,803,380)
TOTAL STOCKHOLDERS' DEFICIT	(774,235)	(723,856)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,839	$60,429

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenue	$—	$—

Operating Expenses
Professional fees	24,428	25,646
General and administrative expenses	25,951	23,654
Total Operating Expenses	50,379	49,300

Loss from operations	(50,379)	(49,300)

Other expense:
Interest expense	—	(14)
Total other expense	—	(14)

Loss before provision for income taxes	(50,379)	(49,314)
Provision for income taxes	—	—
Net loss	$(50,379)	$(49,314)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Three Months Ended March 31, 2023
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2022	202,308,728	$20,231	$41,059,293	$(41,803,380)	$(723,856)
Net Loss				(50,379)	(50,379)
Balances, March 31, 2023	202,308,728	20,231	41,059,293	(41,853,759)	(774,235)

	Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2021	202,308,728	$20,231	$41,059,293	$(41,624,630)	$(545,106)
Net Loss				(49,314)	(49,314)
Balances, March 31, 2022	202,308,728	20,231	41,059,293	(41,673,944)	(594,420)

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(50,379)	$(49,314)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(135)	(203)
Accounts receivables	—	1,360
Accounts payable and accrued expenses	6,289	(3,131)
Accrued royalties	12,500	12,500
Net cash used in operating activities	(31,725)	(38,788)

Net cash used in investing activities	—	—

Net cash used in financing activities	—	—

Net decrease in cash	(31,725)	(38,788)

Cash and cash equivalents, beginning of year	55,081	185,935

Cash and cash equivalents, end of period	$23,356	$147,147

Supplemental cash flow information:

Cash paid for interest	$—	$14
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2023, had an accumulated deficit of $41,853,759. For the three-month period ended March 31, 2023, the Company sustained a net loss of $50,379. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements are issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and generate revenue and cash flow to meet its obligations on a timely basis. Management intends to seek additional funding through debt or equity financing during the next twelve months to source new inventory and generate revenue from product sales.

The novel coronavirus, known as the global COVID-19 pandemic, was first identified in December 2019. We continue to monitor the COVID-19 pandemic and its effect on our business and results of operations; however, we cannot predict the duration, scope or severity of the COVID-19 pandemic or its future impact on our business, results of operations, cash flows and financial condition

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited condensed financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual financial statements included within the Company’s Special Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2023 may not be indicative of results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times, balances on deposit may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

The Company recognizes revenue from sales of the Falcon 3D Touch Haptic Controller (the “Falcon”), which is a human-computer user interface, and related accessories. The Falcon allows the user to experience the sense of touch when using a computer while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue is recognized when products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if revenue recognition requirements are not met, such sales will be recorded as deferred revenue until revenue recognition requirements are met.

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

Recently Issued Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC and determined that these pronouncements do not have a material impact on the Company’s current or anticipated consolidated financial statement presentation or disclosures.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	March 31,	December 31,
	2023	2022
Trade payables	$106,850	$100,561
Accrued expenses	592	592
Total accounts payable and accrued expenses	$107,442	$101,153

NOTE 4 – ACCRUED ROYALTIES

Accrued royalties relate to the Company’s licensing agreements with various parties providing gaming software. These licensing agreements have royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat per user end fee of $0.50. Under one or more of these agreements, there is an annual aggregate minimum payment due of $50,000, which has been recorded as accrued royalties, but remains unpaid. Accrued royalty fees as of March 31, 2023 and December 31, 2022 were $695,632 and $683,132, respectively. If contested, the Company may be found to be in breach of obligations to pay these amounts (although the Company believes this obligation is no longer ongoing), thus the remaining obligation under these agreements remains presented as a liability on the Company’s Consolidated Balance Sheet.

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

 NOTE 6 – STOCKHOLDERS’ DEFICIT

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

Common Stock

The Company is authorized to issue up to 500,000,000 shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. The Company had 202,308,728 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2023, through the date these financial statements were issued. In the opinion of management, there were no subsequent events that would require disclosure or adjustments to the accompanying financial statements through the date the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2022.  Unless otherwise noted, all the financial information in this Report is financial information for the Company.

Overview

Novint Technologies, Inc. (“Novint”, the “Company”, “we”, “our”, “us”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization.

Nature of Business

The Company currently is engaged in the sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is on the consumer interactive computer gaming market, but the Company conducts project work in non-gaming areas as well.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenues

	Three months ended March 31,
	2023	2022	Change
Revenue	$—	$—	$—

The Company recorded revenue of $0 and $0 for the three-month period ended March 31, 2023 and March 31, 2022. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Three months ended March 31,
	2023	2022	Change
Operating Expenses	$50,379	$49,300	$1,079

Operating expenses increased by $1,079 or 2% to $50,379 for the three months ended March 31, 2023, from $49,300 for the three months ended March 31, 2022. This increase was primarily due to an increase in professional fees incurred during the three months ended March 31, 2023.

Other Expense

	Three months ended March 31,
	2023	2022	Change
Other Expense	$—	$14	$(14)

Other expense decreased by $14 or 100% to $0 during the three months ended March 31, 2023 compared with $14 during the three months ended March 31, 2022. Other expense for the three months ended March 31, 2022 consisted of interest expense related to finance charges on credit cards which was fully paid off during the period ended March 31, 2022.

Liquidity and Capital Resources

The following table summarizes select Balance Sheet and working capital amounts as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022	Change
Cash	$23,356	$55,081	$(31,725)
Working capital deficit	$(774,235)	$(723,856)	$(50,379)

At March 31, 2023, the Company had a working capital deficit of approximately $774,235. Accumulated deficit amounted to $41,853,759 and $41,803,380 at March 31, 2023 and December 31, 2022, respectively. Net loss for the three months ended March 31, 2023 and 2022 was $50,379 and $49,314, respectively. Net cash used in operating activities was $31,725 and $38,788 for the three months ended March 31, 2023 and 2022, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of March 31, 2023, the Company had cash of $23,356.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company has incurred recurring losses and at March 31, 2023, had an accumulated deficit of $41,853,759; (iii) the Company sustained an operating loss of $50,379 for the period ended March 31, 2023; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2023. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The audit report prepared by our independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2022 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below:

	Three months ended March 31,
	2023	2022	Change
Net cash used in operating activities	$31,725	$38,788	$7,063

Net cash used in operating activities for the three months ended March 31, 2023 was $31,725 compared with net cash used in operating activities of $38,788 for the three months ended March 31, 2022. The decrease in net cash used in operating activities was primarily due to an increase of $6,289 in accounts payable and accrued expenses for the three months ended March 31, 2023, compared to a decrease in accounts payable and accrued expenses of $3,131 for the three months ended March 31, 2022.

Net cash used in operating activities for the three months ended March 31, 2023 was $38,788, representing a net loss of $50,379 partially offset by an increase of $12,500 in accrued royalties and by an increase of $6,289 in accounts payable and accrued expenses.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies and use of estimates during the three months ended March 31, 2023.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Forward-Looking Statements and Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Registration Statement on Form 10. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Item 1A “Risk Factors” in our Registration Statement on Form 10. In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2023, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting. The ineffectiveness of our internal control over financial reporting at March 31, 2023, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel. During the remainder of 2023, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel.

Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 12, 2023	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer and Principal Financial Officer)