Form 10-Q
period 2023-06-30
NOVINT TECHNOLOGIES INC
filed 2023-08-14
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On August 14, 2023, the Registrant had 202,308,728 shares of common stock outstanding.

TABLE OF CONTENTS

NOVINT TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Novint Technologies, Inc.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,216	$55,081
Prepaid expenses	1,959	5,348
Total Current Assets	29,175	60,429

TOTAL ASSETS	$29,175	$60,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$126,543	$101,153
Accrued royalties	708,132	683,132
Note payable – related party	50,000	—
Total Current Liabilities	884,675	784,285

TOTAL LIABILITIES	884,675	784,285

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 12,500,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, 0.0001 par value; 500,000,000 shares authorized, 202,308,728 shares issued and outstanding as of June 30, 2023 and December 31, 2022	20,231	20,231
Additional paid in capital	41,059,293	41,059,293
Accumulated deficit	(41,935,024)	(41,803,380)
TOTAL STOCKHOLDERS’ DEFICIT	(855,500)	(723,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,175	$60,429

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—

Operating Expenses
Professional fees	58,106	13,857	82,534	39,503
General and administrative expenses	23,159	23,001	49,110	46,655
Total Operating Expenses	81,265	36,858	131,644	86,158

Loss from operations	(81,265)	(36,858)	(131,644)	(86,158)

Other expense:
Interest expense, net	—	—	—	(14)
Total other expense	—	—	—	(14)

Loss before provision for income taxes	(81,265)	(36,858)	(131,644)	(86,172)
Provision for income taxes	—	—	—	—
Net loss	$(81,265)	$(36,858)	$(131,644)	$(86,172)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and Diluted	202,308,728	202,308,728	202,308,728	202,308,728

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended June 30, 2023
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, March 31, 2023	202,308,728	$20,231	$41,059,293	$(41,853,759)	$(774,235)
Net Loss for the Three Months				(81,265)	(81,265)
Balances, June 30, 2023	202,308,728	$20,231	$41,059,293	$(41,935,024)	$(855,500)

	Six Months Ended June 30, 2023
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2022	202,308,728	$20,231	$41,059,293	$(41,803,380)	$(723,856)
Net Loss for the Six Months				(131,644)	(131,644)
Balances, June 30, 2023	202,308,728	$20,231	$41,059,293	$(41,935,024)	$(855,500)

	Three Months Ended June 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, March 31, 2022	202,308,728	$20,231	$41,059,293	$(41,673,944)	$(594,420)
Net Loss for the Three Months				(36,858)	(36,858)
Balances, June 30, 2022	202,308,728	$20,231	$41,059,293	$(41,710,802)	$(631,278)

	Six Months Ended June 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2021	202,308,728	$20,231	$41,059,293	$(41,624,630)	$(545,106)
Net Loss for the Six Months				(86,172)	(86,172)
Balances, June 30, 2022	202,308,728	$20,231	$41,059,293	$(41,710,802)	$(631,278)

The accompanying notes are an integral part of these financial statements.

Novint Technologies, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(131,644)	$(86,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	30,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,389	3,227
Accounts receivables	—	1,360
Accounts payable and accrued expenses	25,390	(4,433)
Accrued royalties	25,000	25,000
Net cash used in operating activities	(47,865)	(61,018)

Cash flows from investing activities:	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from related party promissory note	20,000	—
Net cash provided by financing activities	20,000	—

Net decrease in cash	(27,865)	(61,018)

Cash and cash equivalents, beginning of year	55,081	185,935

Cash and cash equivalents, end of period	$27,216	$124,917

Supplemental cash flow information:

Cash paid for interest	$—	$14
Cash paid for taxes	$458	$—

The accompanying notes are an integral part of these financial statements.

NOVINT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Novint Technologies, Inc. (the “Company” or “Novint”) was originally incorporated in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. This merger was accounted for as a reorganization of the Company.

Nature of Business

The Company is engaged in the business of sales of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is in the consumer interactive computer gaming market. Additionally, the Company seeks to conduct custom project work in other related areas. The Company sells its haptics products primarily to consumers through online retail marketplaces.

Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2023, had an accumulated deficit of $41,935,024. For the six months ended June 30, 2023, the Company sustained a net loss of $131,644. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management intends to seek additional funding through debt or equity financing during the next twelve months to support the activities necessary to generate sales revenue and profits.

We continue to monitor the COVID-19 pandemic and its effect on our business and results of operations. We cannot predict the duration, scope or severity of the COVID-19 pandemic or its future impact on our business, results of operations, cash flows and financial condition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates and assumptions made in the preparation of the financial statements relate to accrued royalties.  Actual results could differ from those estimates.

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

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2023 may not be indicative of results for the full year.

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

The Company accounts for revenue from sales of the Falcon 3D Touch Haptic Controller (the “Falcon”) under the provisions of ASC 606. The Falcon allows the user to experience the sense of touch when using a computer, while holding its interchangeable handle. The Falcons are manufactured by an unrelated party. Revenue is recognized when products are shipped to the customer and the Company has earned the right to receive and retain reasonable assured payments for the products sold and delivered. Consequently, if revenue recognition requirements are not met, such sales will be recorded as deferred revenue until revenue recognition requirements are met.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, and accrued expenses and related liabilities approximate their fair values because of the short maturity of these instruments.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2023	2022
Trade payables	$125,951	$100,561
Accrued expenses	592	592
Total accounts payable and accrued expenses	$126,543	$101,153

NOTE 4 – ACCRUED ROYALTIES

Accrued royalties relate to the Company’s licensing agreements with various parties that provided gaming software to the Company. These licensing agreements contain obligations to pay royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat fee per end user of $0.50, subject to an obligation to pay minimum annual royalties of $50,000 as specified in the licensing agreements. Accrued royalties as of June 30, 2023 and December 31, 2022, including unpaid annual minimum royalties, were $708,132 and $683,132, respectively. If contested by the licensors, the Company may be required to pay these amounts, thus the Company continues to report the remaining obligation under the licensing agreements as a liability on the Company’s Balance Sheet. The Company does not believe that it remains obligated to pay these royalties.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time in the normal course of business, the Company may be subject to routine litigation incidental to its business. Although there can be no assurances as to the ultimate disposition of any such matters, it is the opinion of management, based upon the information available at this time, that there are no matters, individually or in the aggregate, that would have a material adverse effect on the results of operations and financial condition of the Company.

NOTE 6 – NOTE PAYABLE – RELATED PARTY

On June 22, 2023, the Company issued and sold a promissory note with principal amount of $50,000 (the “AIGH Note”) to AIGH Investment Partners, LLC (“AIGH”) and received proceeds of $50,000.. AIGH is controlled by the Company’s President (Principal Chief Executive Officer and Principal Chief Financial Officer). The AIGH Note is non-interest bearing and matures upon the sooner to occur of i) a financing transaction generating gross proceeds to the Company of $1,000,000 or greater, or ii) December 22, 2023. The Company recognized interest expense of $0 and $0 for the six months ended June 30, 2023 and 2022, respectively.

Please see below for the Company’s future minimum payments reconciled to the Notes payable – related party balance on the Balance Sheet.

Years ending June 30,	Maturity of Note Payable – Related Party
2024	$50,000
2025	—
2026	—
2027	—
2028	—
Total	$50,000
Less: debt issuance costs	—
Total	$50,000

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

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. The Company had 202,308,728 shares of common stock issued and outstanding as of June 30, 2023, and December 31, 2022.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. In the opinion of management, there were no subsequent events that would require disclosure or adjustments to the accompanying financial statements through the date the financial statements were issued other than the following:

On July 5, 2023, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Dror Ortho-Design Ltd., a company incorporated under the laws of the State of Israel (“Dror”) and the shareholders of Dror. In August of 2023 the Exchange Agreement was amended (the “Exchange Amendment”). The Exchange Agreement and Exchange Amendment together constitute the “Dror Transaction”. One closing condition of the Dror Transaction is the purchase of securities by outside investors (the “Private Placement Investors”) through a related securities purchase agreement (the “Private Placement”). The Private Placement shall be a sale and issuance of shares of the Company’s common stock and shares of the Company’s preferred stock in exchange for up to a minimum of $5,000,000.

Following completion of the Dror Transaction, the Dror shareholders and Private Placement Investors shall gain a majority of the Company’s voting rights and will therefor gain control of the Company. Dror shall also become a wholly owned subsidiary of the Company. As a shell company, the Company does meet the definition of a business under ASC 805 – Business Combinations and for accounting purposes the Dror Transaction is considered to be a “reverse recapitalization”.

Pursuant to the terms and conditions of the Dror Transaction, the shareholders of Dror agreed to transfer 285,153 ordinary shares of Dror (the “Dror Shares”) to the Company in exchange for shares of the Company’s Preferred Stock using an exchange ratio of 36.77270 (the “Share Exchange”). Additionally, the Company agreed to assume all of Dror’s obligations under Dror’s outstanding share options (the “Dror Options”) and exchange such Dror Options for options to purchase a proportionate number of shares of common stock of the Company. The company also agreed to assume all outstanding Dror Series A-4 Warrants to purchase Dror’s ordinary shares and convert such Dror warrants into five-year warrants to acquire shares of the Company’s common stock at an exercise price of $0.033 per share. The Share Exchange Agreement contains certain mutual representations and warranties, covenants and indemnification provisions customary for transactions of this type.

The closing of the transactions contemplated under the Share Exchange Agreement is subject to certain closing conditions described therein (the “Closing Conditions”). There is no assurance that the Closing Conditions will be satisfied. The closing of the Share Exchange is expected to occur no later than three (3) business days after the fulfillment or waiver of the Closing Conditions or on such other date and time as the parties may mutually determine.

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

General

The Company is engaged in the business of the sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch.  The Company’s focus is in the consumer interactive computer gaming market. The Company seeks to conduct custom project work in other related areas The Company sells its haptics products primarily to consumers through online retail marketplaces.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Revenues

	Three months ended June 30,
	2023	2022	Change
Revenue	$—	$—	$—

The Company recorded revenue of $0 and $0 for the three-month period ended June 30, 2023 and June 30, 2022. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Three months ended June 30,
	2023	2022	Change
Operating Expenses	$81,265	$36,858	$44,407

Operating expenses increased by $44,407 or 120% to $81,265 for the three months ended June 30, 2023, compared with $36,858 for the three months ended June 30, 2022. This increase was due primarily to increased professional fees related to the Company’s pursuit of a potential financing transaction.

Other Expense

	Three months ended June 30,
	2023	2022	Change
Other Expense	$—	$—	$—

The Company recorded other expense of $0 and $0 for the three-month period ended June 30, 2023 and June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Revenues

	Six months ended June 30,
	2023	2022	Change
Revenue	$—	$—	$—

The Company recorded revenue of $0 and $0 for the three-month period ended June 30, 2023 and June 30, 2022. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Operating Expenses

	Six months ended June 30,
	2023	2022	Change
Operating Expenses	$131,644	$86,158	$45,486

Operating expenses increased by $45,486 or 53% to $131,644 for the six months ended June 30, 2023, compared with $86,158 for the six months ended June 30, 2022. This increase was due primarily to increased professional fees related to the Company’s pursuit of a potential financing transaction.

Other Expense

	Six months ended June 30,
	2023	2022	Change
Other Expense	$—	$(14)	$(14)

Other expense decreased by $14 or 100% to $0 during the six months ended June 30, 2023 compared with $0 during the six months ended June 30, 2022. Other expense for the six months ended June 30, 2022 consisted of interest expense related to finance charges on credit cards.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as of June 30, 2023 and December 31, 2022:

	As of	As of
	June 30,	December 31,	Change
	2023	2022	Increase (Decrease)
Cash	$27,216	$55,081	$(27,865)
Working capital deficit	$(855,500)	$(723,856)	$(131,644)

The Company had a stockholders’ deficit of $41,935,024 and $41,803,380 at June 30, 2023 and December 31, 2022, respectively. Net loss for the six months ended June 30, 2023 and 2022 was $131,644 and $86,172, respectively. Net cash used in operating activities was $47,865 and $61,018 for the six months ended June 30, 2023 and 2022, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of June 30, 2023, the Company had cash of $27,216.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company has incurred recurring losses and at June 30, 2023, had an accumulated deficit of $41,935,024; (iii) the Company sustained an operating loss of $131,644 for the six months ended June 30, 2023; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

The audit report prepared by the Company’s independent registered public accounting firm relating to the Company’s financial statements for the year ended December 31, 2022 included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below:

	Six months ended June 30,
	2023	2022	Change
Net cash used in operating activities	$(47,865)	$(61,018)	$13,153
Net cash provided by investing activities	—	—	—
Net cash provided by financing activities	20,000	—	—

Net cash used in operating activities for the six months ended June 30, 2023 was $47,865 compared with net cash used in operating activities of $61,018 for the six months ended June 30, 2022. The increase in net cash used in operating activities during the six months ended June 30, 2023 was due primarily to an increase in net loss of $45,472, and partially offset by an increase of $25,390 in the change in accounts payable and accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2023 was $47,865, representing a net loss of $131,644, partially offset by an increase of $25,390 in accounts payable and accrued expenses, an increase in accrued royalties of $25,000 and a decrease in prepaid expenses of $3,389.

Net cash from financing activities for the six months ended June 30, 2023 was $20,000 representing proceeds from a related party promissory note. The remaining portion of the related party promissory note payment was $30,000 of expenses paid for by a related party, which is an operating activity. There were no cash flows from financing activities for the six months ended June 30, 2022.

Effects of Inflation

Management does not believe that inflation has had a material impact on the Company’s business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies and use of estimates during the six months ended June 30, 2023.  For a further discussion of our critical accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2023, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting. The ineffectiveness of our internal control over financial reporting at June 30, 2023 was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel. During the remainder of 2023, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel.

Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2023	NOVINT TECHNOLOGIES, INC.

	By:	/s/ Orin Hirschman
Name: Orin Hirschman
Title: President (Principal Executive Officer and Principal Financial Officer)