Form 10-Q
period 2023-09-30
Dror Ortho-Design, Inc.
filed 2023-11-20
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 000-51783

Dror Ortho-Design, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0461778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Shatner Street 3 Jerusalem, Israel	N/A
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: +972 (0)74-700-6700

Novint Technologies, Inc.
100 Merrick Road-Suite 400W, Rockville Center, NY, 11570

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 20, 2023 was 495,454,546 shares.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DROR ORTHO-DESIGN, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	Unaudited	Audited
Assets
Current Assets:

Cash and cash equivalents	$4,015,551	$1,039,059
Receivables and prepaid expenses	146,842	101,353
Total Current Assets	4,162,393	1,140,412

Noncurrent Assets:
Property and equipment, at cost, net	2,496	2,998
Total Assets	4,164,889	1,143,410

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,826	$30,792
Accrued royalties	720,632	—
Founders claim accrual	—	240,000
Accrued expenses and other payables	254,320	276,126
Total Current Liabilities	980,778	546,918

Noncurrent Liabilities:
Accrued severance	383	416
Total Liabilities	981,161	547,334

Stockholders’ Equity*
Preferred A Stock, $.0001 Par value, 12,500,000 shares authorized; 10,463,363 and 7,576,999 shares outstanding at September 30, 2023 and December 31, 2022, respectively	1,047	758
Common stock, $0.0001 par value; 500,000,000 shares authorized, 495,454,546 and 437,735,093 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	49,545	43,774
Additional paid-in capital	14,600,880	10,714,366
Accumulated deficit	(11,467,744)	(10,162,822)
Total Stockholders’ Equity	3,183,728	596,076

Total Liabilities and Stockholders’ Equity	$4,164,889	$1,143,410

*	The number shares of Common and Preferred A Stock outstanding were retroactively adjusted as a result of the Share Exchange. See Note 1

DROR ORTHO-DESIGN INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	Unaudited		Unaudited
Operating Expenses
Research and development	247,025	129,424	596,608	459,940
General and administrative expenses	308,335	152,453	724,678	637,679
Total Operating Expenses	555,360	281,877	1,321,286	1,097,619

Loss from operations	(555,360)	(281,877)	(1,321,286)	(1,097,619)

Financial Expenses, net	1,824	(2,149)	16,364	(4,055)
Total other expense	1,824	(2,149)	16,364	(4,055)

Loss before provision for income taxes	(553,536)	(284,026)	(1,304,922)	(1,101,674)
Provision for income taxes	—	—	—	—
Net earnings (loss)	(553,536)	(284,026)	(1,304,922)	(1,101,674)

Net loss per common share
Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted-average common shares outstanding
Basic and Diluted*	309,567,766	437,735,093	230,124,665	437,735,093

*	The number shares of Common and Preferred A Stock outstanding were retroactively adjusted as a result of the Share Exchange. See Note 1

DROR ORTHO-DESIGN INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares*	Amount	Shares*	Amount	Shares	Amount
Balance at January 1, 2023	7,576,999	758	437,735,093	43,774	—	—	10,714,366	(10,162,822)	596,076
Return of founders shares to the Company as part of claim settlement	—	—	(330,952,906)	(33,096)	330,952,906	33,096	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,032	—	5,032
Net loss	—	—	—	—	—	—	—	(465,604)	(465,604)
Balance at March 31, 2023	7,576,999	758	106,782,187	10,678	330,952,906	33,096	10,719,398	(10,628,426)	135,504
Stock-based compensation	—	—	—	—	—	—	5,088	—	5,088
Net loss	—	—	—	—	—	—	—	(285,782)	(285,782)
Balance at June 30, 2023	7,576,999	758	106,782,187	10,678	330,952,906	33,096	10,724,486	(10,914,208)	(145,190)
Private Placement Investment, net of issuance costs	2,886,364	289	186,363,631	18,636	—	—	4,634,279	—	4,653,204
Settlement of Treasury Stock prior to recapitalization	—	—	—	—	(330,952,906)	(33,096)	33,096	—	—
Reverse re-capitalization	—	—	202,308,728	20,231	—	—	(793,497)	—	(773,266)
Stock-based compensation	—	—	—	—	—	—	2,516	—	2,516
Net loss	—	—	—	—	—	—	—	(553,536)	(553,536)
Balance at September 30, 2023	10,463,363	1,047	495,454,546	49,545	—	—	14,600,880	(11,467,744)	3,183,728

DROR ORTHO-DESIGN INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Balance at January 1, 2022	7,576,999	758	437,735,093	43,774	—	—	10,694,458	(8,479,323)	2,259,667
Stock-based compensation	—	—	—	—	—	—	4,736	—	4,736
Net loss	—	—	—	—	—	—	—	(390,863)	(390,863)
Balance at March 31, 2022	7,576,999	758	437,735,093	43,774			10,699,194	(8,870,186)	1,873,540
Stock-based compensation	—	—	—	—	—	—	4,884	—	4,884
Net loss	—	—	—	—	—	—	—	(426,785)	(426,785)
Balance at June 30, 2022	7,576,999	758	437,735,093	43,774			10,704,078	(9,296,971)	1,451,639
Stock-based compensation	—	—	—	—	—	—	5,144	—	5,144
Net loss	—	—	—	—	—	—	—	(284,026)	(284,026)
Balance at September 30, 2022	7,576,999	758	437,735,093	43,774	—	—	10,709,222	(9,580,997)	1,172,757

*	The number shares of Common and Preferred A Stock outstanding were retroactively adjusted as a result of the Share Exchange. See Note 1

DROR ORTHO-DESIGN INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,304,922)	$(1,101,674)
Stock-based compensation expense	12,636	14,764
Depreciation	502	502
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(40,006)	(30,876)
Accounts payable	(56,896)	(4,055)
Accrued expenses and other payables	(114,529)	28,453
Founders claim accrual	(240,000)	—
Accrued royalties	6,438	—
Accrued severance	(33)	(6,639)
Net cash used in operating activities	(1,736,810)	(1,099,525)

Cash flows from investing activities:
Cash acquired in reverse merger	17,966	—
Net cash provided by investing activities	17,966	—

Cash flows from financing activities:
Proceeds from private placement raise, net of expenses	4,695,336	—
Net cash provided in financing activities	4,695,336	—

Net increase (decrease) in cash and cash equivalents	2,976,492	(1,099,525)
Cash and cash equivalents, beginning of period	1,039,059	2,556,237
Cash and cash equivalents, end of period	$4,015,551	$1,456,712

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash activities:
Shares issued at reverse recapitalization	$20,231	—
Net liabilities assumed in merger	$791,232	—
Accrued transaction costs	$42,132	—

DROR ORTHO-DESIGN INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The Company was incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On August 14, 2023, following a share exchange agreement, the Company changed its name from “Novint Technologies, Inc.” to “Dror Ortho-Design, Inc.”. Following the share exchange, the Company succeeded to the business of Dror Ortho-Design, Ltd (“Private Dror”) as its sole line of business. The Company is involved in the research and development of an orthodontic alignment platform and has not yet reached the sales stage for its product.

The Company’s stock is quoted on the OTC Pink Market under the symbol DROR.

Reverse Recapitalization

On July 5, 2023, Private Dror entered into a share exchange agreement with the Company and on August 14, 2023 the share exchange was consummated (the “Share Exchange”). As a result of the Share Exchange, The shareholders of Private Dror exchanged all 235,089 of their outstanding shares of common stock, for 106,782,187 shares of the Company’s Common Stock and 7,576,999 shares of the Company’s Series A Preferred Stock. As a result, Private Dror became a wholly owned subsidiary of the Company and the prior- Share Exchange Private Dror shareholders hold 56.1 % of the Company’s common stock equivalents based on the common and preferred shares received in the Share Exchange.

The Share Exchange is being accounted for as a recapitalization, with Private Dror deemed to be the accounting acquirer and the Company the acquired company. Accordingly, Private Dror’s historical financial statements for periods prior to the consummation of the Share Exchange have become those of the registrant. Assets and liabilities and the historical operations reported for periods prior to the Share Exchange are those of Private Dror other than equity items. All references to common stock, preferred stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Pursuant to the Share Exchange, the Company issued shares of its common stock and preferred stock to Private Dror’s stockholders, at an exchange ratio of 3,677.27 shares of the Company’s common stock.

As of August 14, 2023 the fair value of the net liabilities of the Company was 793,497, which was recorded as Additional Paid-In Capital as part of the Share Exchange.

Nature of Business

The Company is involved in the research and development of an orthodontic alignment platform. The Company has several patents for the technology used in the platform and is currently in the process of preparing the prototype for FDA approval.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated condensed financial statements do not include all information or notes required by generally accepted accounting principles for annual consolidated financial statements and should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2022 included within the Company’s Current Report on Form 8-K, as amended, originally filed with the SEC on August 14, 2023.

DROR ORTHO-DESIGN INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As the Company completed a reverse recapitalization on August 14, 2023, the financial information for the periods prior to the reverse recapitalization reflect those of Private Dror. From August 14, 2023 forward, the financial information presented is the consolidated financial information of the Company and its subsidiary.

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2023 may not be indicative of results for the full year.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could vary from those estimates. Management utilizes various other estimates, including but not limited to accrued royalties, estimated lives of long-lived assets, the valuation of stock compensation, the valuation allowance for deferred tax assets and other contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters”. The functional currency of the Company is the United States Dollars (“US$”) as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in US$. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the US Dollar to the Israeli Shekel was 3.824 and 3.519 as of September 30, 2023 and December 31, 2022, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. As of both September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

The Company’s cash is held with financial institutions in the United States and Israel. Account balances held in the Unites States may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of September 30, 2023 and December 31, 2022, the Company had $255,188 and $643,658, respectively, in excess of the FDIC insurance limit. As of September 30, 2023 and December 31, 2022, the Company had $3,490,760 and $144,399, respectively, in Israeli financial institutions. The Company has not experienced any losses in such accounts with these financial institutions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes, which currently consists of office equipment over their estimated useful lives of seven years when placed in service. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

DROR ORTHO-DESIGN INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, consulting fees, as well as proprietary products and technology.

DROR ORTHO-DESIGN INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Net Loss Per Common Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic loss per ordinary share is computed by dividing the loss for the period applicable to common shareholders, by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical.

For the three and nine months ended September 30, 2023 and 2022, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2023 and 2022, shares issuable which could potentially dilute future earnings were as follows:

	September 30,
	2023	2022

Preferred Shares	10,463,363	7,576,999
Warrants	964,834,419	489,834,426
Stock Options	—	163,142,084
Shares excluded from the calculation of diluted loss per share	975,297,782	660,553,509

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) of the Ministry of Economy and Industry (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, the Company agreed to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate based on LIBOR. Beginning from January 1, 2024 the rate will be adjusted to SOFR (Secured Over Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties is increased in the event of production outside of Israel. The current contingent royalty obligation as of September 30, 2023 and December 31, 2022 is approximately $1.12 and $1.08 million, respectively.

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

NOTE 4 – ACCRUED ROYALTIES

Accrued royalties relate to the Company’s licensing agreements with various parties that provided gaming software to the Company. These licensing agreements contain obligations to pay royalty fees ranging from 5% to 50% of either gross or net revenue, and a flat fee per end user of $0.50, subject to an obligation to pay minimum annual royalties of $50,000 as specified in the licensing agreements. Accrued royalties as of September 30, 2023 and December 31, 2022, including unpaid annual minimum royalties, were $720,632 and $0, respectively. If contested by the licensors, the Company may be required to pay these amounts, thus the Company continues to report the remaining obligation under the licensing agreements as a liability on the Company’s Balance Sheet. The Company does not believe that it remains obligated to pay these royalties.

DROR ORTHO-DESIGN INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FOUNDERS CLAIM ACCRUAL

The Company has recorded a provision in respect of a claim made against Private Dror by its founders. The claim related to amounts claimed as a repayment of loan balances and other amounts including salary and benefit related balances. In January 2023, Private Dror signed an agreement with the founders, settling all-outstanding claims at $240,000 which included amounts representing the repayment of a loan, reimbursement of expenses and an amount for pain and suffering. In addition, the agreement stipulated the transfer back of all shares held by the founders to the Private Dror for no additional consideration. The settlement was paid in the first quarter of 2023.

NOTE 6 – STOCKHOLDERS’ EQUITY

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. The Company had 495,454,546 and 437,735,093 shares of common stock issued and outstanding as of September 30, 2023, and December 31, 2022, respectively.

Holders of our common stock have no preemptive, redemption, conversion or subscription rights. No sinking fund provisions are applicable to our common stock. Upon liquidation, dissolution or winding-up, holders of our common stock are entitled to share in all assets remaining after payment of all liabilities and the liquidation preferences of any of our outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of our common stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of our assets which are legally available. Such dividends, if any, are payable in cash, in property or in shares of capital stock.

As part of the Private Dror founders claim settlement agreement (see Note 5), 330,952,906 shares of Common Stock were returned to the Private Dror in February 2023.

On August 14, 2023, as a result of the share exchange agreement and a round of private placement funding, the Company issued 388,672,359 shares of Common Stock. Pursuant to the terms of the Share Exchange, the Company raised $5,225,000 as part of a private placement funding, $5,025,000 the first closing on August 14, 2023 and an additional $200,000 from the second closing on September 13, 2023. The private placement investors received 186,363,631 shares of common stock and 2,886,364 shares of Series A Preferred Stock.

Transaction expenses relating to the private placement funding and for the Share Exchange totaled $571,796, are presented net of the Additional Paid-In Capital recorded as part of the private placement funding and the Share Exchange.

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of $0.0001 par value non-redeemable preferred stock with a stated value of $1.10 per share. As of December 31, 2022, 7,576,999 shares of Series A Preferred Stock were outstanding. During the third quarter of 2023, as a result of the private placement funding, 2,886,364 shares of Series A Preferred Stock were issued to investors.

The following is a summary of the principal terms of the Series A Preferred Stock as set forth in the Certificate of Designation.

Dividends

The holders of Series A Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when and if actually paid.

DROR ORTHO-DESIGN INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Voting Rights

The shareholders of Series A Preferred Stock are entitled to vote with holders of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) on all matters that such holders of Common Stock are entitled to vote upon, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class. Each share of Preferred Stock shall entitle the shareholder to cast that number of votes per share of Preferred Stock equal to the number of shares of Common Stock into which such share of Preferred Stock is convertible (after giving effect to certain limitations on conversion, as applicable). As long as any shares of Series A Preferred Stock are outstanding, we may not, without the approval of a majority of the then outstanding shares of Series A Preferred Stock (a) alter or change the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend our amended and restated certificate of incorporation, the Series A Certificate of Designation, or our amended and restated bylaws in such a manner so as to materially adversely affect any rights given to the Series A Preferred Stock, (c) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined below) senior to the Series A Preferred Stock, or (d) enter into any agreement to do any of the foregoing.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the then holders of the Series A Preferred Stock are entitled to receive out of the assets available for distribution to stockholders of the Company the same amount that a holder of common stock would receive if the Series A Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock.

Conversion

The Series A Preferred Stock is convertible into common stock at any time at a conversion price of $0.011, or 100 shares of Common Stock for each share of Preferred A Stock, subject to adjustment for certain anti-dilution provisions set forth in the Series A Certificate of Designation. Upon conversion the shares of Series A Preferred Stock will resume the status of authorized but unissued shares of preferred stock of the Company.

On the trading day immediately following any day the Company is able to satisfy some or all of its reservation requirements pursuant to the Certificate of Designation, all, but not less than all, of the outstanding shares of Series A Preferred Stock for which common stock has been reserved will automatically convert, without any action on the part of the holder thereof and without payment of any additional consideration, into that number of shares of reserved common stock, determined by dividing the stated value of such share of Series A Preferred Stock by the Series A Conversion Price.

Warrants

On August 14, 2023, the Company issued warrants to purchase up to 489,834,426 shares of Common Stock to Private Dror shareholders in exchange for their outstanding warrants and warrants to purchase up to 456,818,176 shares of Common Stock to the private placement investors in respect of their investment, in addition to warrants to purchase up to 18,181,817 shares of Common Stock issued to private placement investors in a subsequent closing on September 13, 2023. The warrants expire five years from issuance and are exercisable at an exercise price of $0.033 per share. The warrants contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

If at the time of the warrant’s exercise there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrant, then the holder will have the right to exercise warrant by means of a cashless exercise. In addition, if (i) the volume-weighted average price of our common stock for 20 consecutive trading days is at least 300% of the exercise price of the warrants, (ii) the dollar trading volume of our common stock for each trading day within such 20-day trading period equals or exceeds $500,000, (iii) a registration statement providing for the resale of the private placement shares is effective and such registration statement has been effective for six (6) months, (iv) the holder of the warrant is not in possession of any information provided by the Company that constitutes material nonpublic information and (v) the Company has not breached any of the terms of the investment documents (regardless of if such breach has been cured), then the warrants may be redeemed at a price of $0.001 per warrant up to one-half, in the aggregate, of the warrants upon not less than 20 days’ prior written notice of redemption to each holder, subject to certain customary restrictions.

DROR ORTHO-DESIGN INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Equity Incentive Plan

Prior to the share exchange agreement, there were 179,579,481 Private Dror employee stock options that had been granted to two executives, a consultant and a director. As part of the share exchange agreement, the outstanding employee stock options are to be exchanged and the Company is required to issue new employee stock options under the Company’s 2023 Long-Term Incentive Plan with the same terms as the previously issued options. As the Company does not have enough available authorized shares underlying the options to be issued, the new employee stock options have not yet been issued. During the three and nine month periods ending September 30, 2023, the Company recorded share-based compensation expense of $2,516 and $12,636, respectively. During the three and nine month periods ending September 30, 2022, the Company recorded share-based compensation expense of $5,144 and $14,764, respectively. At the Share Exchange, there were $27,322 of unamortized share-based compensation expense in respect of the outstanding options.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. In the opinion of management, there were no subsequent events that would require disclosure or adjustments to the accompanying financial statements through the date the financial statements were issued other than the following:

On October 7, 2023, Israel was attacked by Hamas and other terrorist organizations from the Gaza Strip and Israel went to a war against them. Since the company’s wholly-owned subsidiary is incorporated under the laws of the state of Israel and our operations are conducted in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply and hamper our ability to raise additional funds or sell our securities, among others.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Dror-Ortho Design, Inc. (the “Company”) as of September 30, 2023 and for the nine months ended September 30, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022, which are included in the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2023. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our operations and financial performance depend on global and regional economic conditions. Inflation, fluctuations in currency exchange rates, changes in consumer confidence and demand, and weakness in general economic conditions and threats, or actual recessions, could materially affect our business, results of operations, and financial condition.;
●	the Company is in the development stage, is not generating revenues and has no operating history in the manufacturing and distribution of orthodontic medical devices or platforms for consumer use;
●	our products and technologies may not be accepted by the intended commercial consumers of our products, which could harm our future financial performance;
●	we expect continued operating losses and cannot be certain of our future profitability;
●	our net revenues will depend primarily on our Platform and any decline in sales or average selling price of our Platform may adversely affect net revenues, gross margin and net income;
●	the Company will face competition from large internationally established aligner companies whose products have been widely accepted;
●	our growth and future success may depend on our ability to enhance our Platform or to develop, obtain regulatory clearance for, successfully introduce, and achieve market acceptance of new products and services;
●	we are subject to operating risks, including excess or constrained capacity and operational inefficiencies, which could adversely affect our results of operations;
●	our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades could disrupt our operations and have a material impact on our business and operating results;
●	complying with regulations enforced by FDA and other regulatory authorities is expensive and time consuming, and failure to comply could result in substantial penalties;
●	we may not receive the necessary authorizations to market our Platform or any future new products, and any failure to timely do so may adversely affect our ability to grow our business.
●	certain modifications to our products may require new 510(k) clearance or other marketing authorizations;
●	ongoing changes in healthcare regulation could negatively affect our revenues, business and financial condition;

●	we are subject to certain federal, state, and foreign fraud and abuse laws, health information privacy and security laws, and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business’
●	our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed;
●	the relative lack of U.S. public company experience of our management team may put us at a competitive disadvantage;
●	our common stock is not listed on any stock exchange and there is a limited market for shares of our common stock. Even if a market for our common stock develops, our common stock could be subject to wide fluctuations; and
●	other risks and uncertainties outlined in section entitled “Risk Factors” and other risks detailed from time to time in our filings with the SEC or otherwise.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K filed on August 14, 2023, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

The Company was incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On July 5, 2023, the Company entered into a share exchange agreement with the shareholders of Dror Ortho-Design, Ltd (“Private Dror”), pursuant to which the shareholders of Private Dror agreed to exchange all of their outstanding ordinary shares Private Dror for shares of the Company’s common stock and convertible preferred stock (the “Share Exchange”). On August 14, 2023 the Share Exchange was consummated and the Company changed its name to “Dror Ortho-Design, Inc.”

Following the Share Exchange, the Company succeeded to the business of Private Dror as its sole line of business. The Share Exchange is being accounted for as a recapitalization, with Private Dror deemed to be the accounting acquirer and the Company the acquired company. Accordingly, Private Dror’s historical financial statements for periods prior to the consummation of the Share Exchange have become those of the registrant. Operations reported for periods prior to the Share Exchange are those of Private Dror.

Our Company

We have reimagined the way people can correct their smile.

We plan to disrupt the aligner market by offering millions of people a revolutionary alternative. We believe that people do not need to change their lifestyle to correct their smile as they are required to do with existing aligner solutions. Rather, they can get a perfect smile discreetly and hassle-free even while they sleep with our FDA-cleared proprietary solution.

Existing aligner solutions generally share the same treatment principles, which are different from our solution. In most cases, patients seeking to improve their smile need to undergo a 12-to-15 month process of wearing plastic aligners, which need to be worn the entire day and should only be removed while eating or drinking. Patients are prescribed a series of 20 to 30 aligners that are intended to forcefully move teeth progressively closer to their intended final position. This process causes pain every time a new aligner is used and restricts blood circulation, which counterproductively slows down tooth movement. All-day aligner solutions are also intrusive, as patients need to conduct their lives at work or school wearing the plastic aligners. In addition, most existing aligner therapies require multiple visits to an orthodontist to monitor the progress of treatment plans through intraoral scanning, physical examination and patient testimony.

We believe that recent rapid advancements in technology have made traditional aligner solutions no longer the most effective treatment option for smile correction. Our Company has developed a proprietary AI-based platform to correct people’s smiles in a discreet and less painful manner (the “Platform”). The Platform uses only one smart aligner to gently move teeth into their optimum position with pulsating air while the patient is sleeping or at home.

General

The Company is involved in the research and development of an orthodontic alignment platform. The Company has several patents for the technology used in the platform and is currently in the process of preparing the prototype for FDA approval.

Results of Operations

Comparison of the Three Months Ended September 30, 2023, and the Three Months Ended September 30, 2022

The following table sets forth the results of operations of the Company for the three months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Change $	Change %
Research and development	$247,025	$129,424	$117,601	91%
General and administrative	$308,335	$152,453	$155,882	102%
Financial (income) expenses, net	$1,824	$(2,149)	$3,973	(185%)

Research and development expenses

Research and development expenses were $247,025 for the three months ended September 30, 2023, compared to $129,424 for the three months ended September 30, 2022. The increase in research and development expenses of $117,601 or 91%, was primarily due to increased activities relating to the development of our new product.

General and administrative expenses

General and administrative expenses were $308,335 for the three months ended September 30, 2023, compared to $152,453 for the three months ended September 30, 2022. The increase in general and administrative expenses of $155,882 or 102%, was primarily due to an increase in professional fees as well as salaries and related expenses during the three months ended September 30, 2023.

Financial (income) expenses, net

Financial income was $1,824 for the three months ended September 30, 2023, compared to $2,149 of expenses for the three months ended September 30, 2022. The increase in financial income, net of $3,973 or 185%, was primarily due to exchange rate differences resulting from the translation of NIS based assets and liabilities to US dollars.

Comparison of the Nine Months Ended September 30, 2023, and the Nine Months Ended September 30, 2022

The following table sets forth the results of operations of the Company for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Change $	Change %
Research and development	$596,608	$459,940	$136,668	30%
General and administrative	$724,678	$637,679	$86,999	14%
Financial (income) expenses, net	$16,364	$(4,055)	$20,419	(504%)

Research and development expenses

Research and development expenses were $596,608 for the nine months ended September 30, 2023, compared to $459,940 for the nine months ended September 30, 2022. The increase in research and development expenses of $136,668 or 30%, was primarily due to increased activities relating to the development of the new product.

General and administrative expenses

General and administrative expenses were $724,678 for the nine months ended September 30, 2023, compared to $637,679 for the nine months ended September 30, 2022. The increase in general and administrative expenses of $86,999 or 14%, was primarily due to an increase in professional fees as well as salaries during the nine months ended September 30, 2023.

Financial (income) expenses, net

Financial income was $16,364 for the nine months ended September 30, 2023, compared to $4,055 of expenses for the nine months ended September 30, 2022. The increase in financial income, net of $20,419 or 504%, was primarily due to exchange rate differences resulting from the translation of NIS based assets and liabilities to US dollars.

Liquidity and Capital Resources

Sources of Liquidity

The Company does not have revenues to fund operations. The Company anticipates that it will continue to incur significant losses as it continues to develop its product. Historically, our primary source of cash has been proceeds from the sale of equity instruments. The Company raised $5.225 million through a private placement sale of shares to new investors concurrent with the Share Exchange. The Company intends to spend approximately $2.5 million over the next 18 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

The Company will need to raise additional capital to fund operating losses and grow its operations. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all.

Cash Flows for the Nine months ended September 30, 2023 and 2022

	Nine months ended September 30,
	2023	2022
Cash provided (used) in
Operating activities	$(1,736,810)	$(1,099,525)
Investing activities	17,966	—
Financing activities	4,695,336	—
Net increase (decrease) in cash and cash equivalents	$2,976,492	$(1,099,525)

Operating activities

Net cash used in operating activities was $1,736,810 for the nine months ended September 30, 2023 as compared to $1,099,525 for the nine months ended September 30, 2022. The amount for the nine months ended September 30, 2023 primarily consisted of a net loss of $1,304,922 offset by non-cash charges of $13,138 (including: Share-based compensation expense of $12,636 and depreciation of $502), and a decrease in working capital excluding cash of $445,026. The amount for the nine months ended September 30, 2022 primarily consisted of a net loss of $1,101,674, partially offset by non-cash charges of $14,764 related to share-based compensation expense, and a decrease in working capital excluding cash of $12,615.

Investing activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $17,966 relating to the cash received in the Share Exchange. During the nine months ended September 30, 2022, there was no cash provided by or used in investing activities.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $4,695,336 relating to the net proceeds from the private placement raise. During the nine months ended September 30, 2022, there was no cash provided by or used in financing activities.

Effects of Inflation

Management does not believe that inflation has had a material impact on the Company’s business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Use of Estimates

The SEC defined a company’s critical accounting policies as the ones that are most important to the portrayal of has the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, consulting fees, as well as proprietary products and technology.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could vary from those estimates. Management utilizes various other estimates, including but not limited to accrued royalties, estimated lives of long-lived assets, the valuation of stock-based compensation, the valuation allowance for deferred tax assets and other contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-07-Compensation-Stock Compensation (Topic 718): Determining the Current Price of an Underlying Share for Equity-Classified Share-Based Awards. The measurement objective in Topic 718 for share-based awards is fair value based, and the current price input is measured at fair value. This input is used in determining an award’s fair value. The practical expedient in this Update allows a non-public entity to determine the current price of a share underlying an equity classified share-based award using the reasonable application of a reasonable valuation method. The practical expedient in this Update is effective prospectively for all qualifying awards granted or modified during fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application, including application in an interim period, is permitted for financial statements that have not yet been issued or made available for issuance as of October 25, 2021. The implementation of this standard did not have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation.

There are no proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholders is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2022 on Form 10-K, as filed with the SEC on March 24, 2023 and in “Item 1A. Risk Factors” of our Current Report on Form 8-K as filed with the SEC on August 14, 2023. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factor contains forward-looking statements. This risk factor may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

We conduct our operations in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

Because our wholly-owned subsidiary is incorporated under the laws of the state of Israel and our operations are conducted in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon may escalate in the future into a greater regional conflict.

Any hostilities involving Israel, or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. Parties with whom we may do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. The conflict situation in Israel could cause situations where medical product certifying or auditing bodies could not be able to visit manufacturing facilities of our subcontractors in Israel in order to review our certifications or clearances, thus possibly leading to temporary suspensions or even cancellations of our product clearances or certifications. The conflict situation in Israel could also result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

There have been travel advisories imposed as related to travel to Israel, and restriction on travel, or delays and disruptions as related to imports and exports may be imposed in the future. An inability to receive supplies and materials, shortages of materials or difficulties in procuring our materials, among others, may adversely impact our ability to commercialize and manufacture our product candidates and products in a timely manner. This could cause a number of delays and/or issues for our operations, including delay of the review of our product candidates by regulatory agencies, which in turn would have a material adverse impact on our ability to commercialize our product candidates.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Several employees of our vendors are subject to military service in the IDF and have been and may be called to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, which may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply and hamper our ability to raise additional funds or sell our securities, among others.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2023, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated July 5, 2023, by and among the Company, Dror Ortho-Design Ltd., and certain shareholders of Dror Ortho-Design Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
2.2	Amendment to the Share Exchange Agreement, dated August 14, 2023, by and among the Company, Dror Ortho-Design Ltd., and certain shareholders of Dror Ortho-Design Ltd. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
3.1	Amended and Restated Certificate of Incorporation of Dror Ortho-Design, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
3.3	Certificate of Correction to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Dror Ortho-Design, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 14, 2023)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the Commission on March 1, 2007)
3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A, filed with the Commission on November 14, 2023)
4.1	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.1+	Employment Agreement, dated December 6, 2021, between the Company and Eliyahu (Lee) Haddad (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.2+	Employment Agreement, dated January 26, 2022, between the Company and Moshe Shvets (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.3+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Eliyahu (Lee) Haddad (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.4+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Moshe Shvets (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.5+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Chaim Hurvitz (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.6+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Chaim Ravad (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.7+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Yehuda Englander (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)

10.8+	Consulting Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Yaacov Bodner (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.9+	2021 Share Incentive Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.10+	2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.11	Securities Purchase Agreement, dated August 14, 2023, between the Company and certain purchasers identified therein (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.12	Registration Rights Agreement, dated August 14, 2023, between the Company and certain purchasers identified therein (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.14+	Services Agreement, dated June 1, 2022, between Dror Ortho-Design Ltd. And Yehuda Englander (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 18, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DROR-ORTHO DESIGN, INC.

Date: November 20, 2023	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)