Form 10-K/A
period 2023-12-31
Dror Ortho-Design, Inc.
filed 2024-04-25
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock as of April 24, 2024, was 495,454,546 shares.

Documents Incorporated by Reference

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Barzily and Co.	Jerusalem, Israel	2015

DROR ORTHO-DESIGN, INC.

i

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 of Dror Ortho-Design, Inc. (f/k/a Novint Technologies, Inc.) (“we,” “us,” “Dror,” or the “Company”), as originally filed with the Securities and Exchange Commission on April 1, 2024 (the “Form 10-K”). We are filing this Amendment (1) to amend the cover page to state that the Company’s common stock is registered under Section 12(g) of the Exchange Act of 1934, as amended and (2) to amend Item 5 of the Form 10-K to disclose an additional issuance unregistered securities that was inadvertently omitted from the Form 10-K.

In addition, Item 15 of Part IV has been amended solely to include a new certification by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002. The certification of our principal executive officer and principal financial officer is filed with this Amendment as Exhibit 31.1 hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes–Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as otherwise expressly noted herein, this Amendment does not modify or update in any way the Form 10-K, nor does it reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K.

ii

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2023, all sales of equity securities not registered under the Securities Act were included in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K, except for the following:

On August 8, 2023, we entered into a consulting agreement with Oriole Avenue Inc. (“Oriole”) pursuant to which, in consideration for certain shareholder, investors relations and general consultancy services, Oriole was entitled to receive cash payments equal in the aggregate to $145,000, plus any applicable V.A.T., and warrants to purchase up to an aggregate of 10,454,500 shares of the Company’s common stock, with an exercise price of $0.033 per share and substantially the same terms as the Private Placement Warrants (the “Oriole Warrants”). The Oriole Warrants will not be registered under the Securities Act, or the securities laws of any state, and will be issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

(1) Financial Statements

No financial statements are filed with this Amendment. These items were included as part of the Form 10-K.

(2) Financial Statement Schedules:

None.

(3) Exhibits:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DROR ORTHO-DESIGN, INC.

Date: April 25, 2024	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

3