Form 10-Q
period 2024-03-31
Dror Ortho-Design, Inc.
filed 2024-05-20
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

N/A

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

The number of shares outstanding of the registrant’s Common Stock as of May 20, 2024 was 495,454,546 shares.

Dror Ortho-Design, Inc.

Quarter Ended March 31, 2024

i

DROR ORTHO-DESIGN, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

	March 31, 2024	December 31, 2023
	Unaudited	Audited
Assets
Current Assets:
Cash	$2,550,042	$3,347,843
Other receivables and prepaid expenses	105,356	114,100
Total Current Assets	2,655,398	3,461,943

Noncurrent Assets:
Property and equipment at cost, net of accumulated depreciation	18,609	2,328
Total Assets	2,674,007	3,464,271

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$6,185	$106,833
Accrued expenses and other payables (related parties – $7,989 and $4,841, respectively)	271,998	190,271
Total Current Liabilities	278,183	297,104

Noncurrent Liabilities:
Accrued severance	5,166	5,243
Total Liabilities	283,349	302,347

Commitments and Contingencies (Note 3)

Stockholders’ Equity
Preferred A Stock, $0.0001 par value, 12,500,000 shares authorized; 10,463,363 shares outstanding at March 31, 2024 and December 31, 2023, respectively	1,047	1,047
Common stock, $0.0001 par value; 3,254,475,740 and 500,000,000 shares authorized; 495,454,546 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	49,545	49,545
Additional paid-in capital	17,379,234	16,842,037
Accumulated deficit	(15,039,168)	(13,730,705)
Total Stockholders’ Equity	2,390,658	3,161,924
Total Liabilities and Stockholders’ Equity	$2,674,007	$3,464,271

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(U.S. dollars)

	Three Months Ended
	March 31, 2024	March 31, 2023
	Unaudited
Operating Expenses
Research and development	$373,657	$298,772
General and administrative expenses (related parties – $60,508 and $2,969, respectively)	385,564	165,097
Share-based compensation	537,197	5,032
Total Operating Expenses	1,296,418	468,901

Loss from operations	(1,296,418)	(468,901)

Financial income (expenses), net	(12,045)	3,297
Total other income	(12,045)	3,297

Loss before provision for income taxes	(1,308,463)	(465,604)

Provision for income taxes	—	—
Net loss	$(1,308,463)	$(465,604)

Net loss per common share
Basic and Diluted	(0.00)	(0.00)

Weighted-average common shares outstanding
Basic and Diluted*	495,454,546	272,258,640

*	The number of Common and Series A Preferred Stock outstanding were retroactively adjusted as a result of a reverse merger. See Note 1 and Note 5.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars)

(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	10,463,363	$1,047	495,454,546	$49,545	—	$—	$16,842,037	$(13,730,705)	$3,161,924
Stock-based compensation	—	—	—	—	—	—	537,197	—	537,197
Net loss	—	—	—	—	—	—	—	(1,308,463)	(1,308,463)
Balance at March 31, 2024	10,463,363	$1,047	495,454,546	$49,545	—	$—	$17,379,234	$(15,039,168)	$2,390,658

Balance at January 1, 2023	7,576,999	$758	437,735,093	$43,774	—	$—	$10,714,366	$(10,162,822)	$596,076
Return of founders shares to the Company as part of claim settlement	—	—	(330,952,906)	(33,096)	330,952,906	33,096	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,032	—	5,032
Net loss	—	—	—	—	—	—	—	(465,604)	(465,604)
Balance at March 31, 2023	7,576,999	$758	106,782,187	$10,678	330,952,906	33,096	$10,719,398	$(10,628,426)	$135,504

*	The number of Common and Series A Preferred Stock outstanding were retroactively adjusted as a result of a reverse merger. See Note 1 and Note 5.

DROR ORTHO-DESIGN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,308,463)	$(465,604)
Stock-based compensation expense	537,197	5,032
Depreciation	466	167
Changes in operating assets and liabilities:
Receivables and prepaid expenses	8,744	(48,797)
Accounts payable	(100,648)	(27,035)
Accrued expenses and other payables	81,727	(17,040)
Founders claim accrual	—	(240,000)
Accrued severance	(77)	(118)
Net cash used in operating activities	(781,054)	(793,395)

Cash flows from investing activities:
Purchase of property and equipment	(16,747)	—
Net cash used in by investing activities	(16,747)	—

Net decrease in cash	(797,801)	(793,395)
Cash, beginning of period	3,347,843	1,039,059
Cash, end of period	$2,550,042	$245,664

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash activities:
Return of founders shares to the Company as part of claim settlement	$—	$33,096

DROR ORTHO-DESIGN LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Dror Ortho-Design, Inc, a Delaware corporation (“the Company”), was incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On August 14, 2023, following the Share Exchange (as defined below), the Company changed its name from “Novint Technologies, Inc.” to “Dror Ortho-Design, Inc.” Following the Share Exchange (as defined below), the Company succeeded the business of Dror Ortho-Design, Ltd. (“Private Dror”) as its sole line of business. The Company is involved in the research and development of an orthodontic alignment platform and has not yet reached the sales stage for its product.

The Company’s stock is quoted on the OTC Pink Market under the symbol “DROR.”

Reverse Recapitalization

On July 5, 2023, Private Dror entered into a share exchange agreement with the Company and on August 14, 2023, the share exchange was consummated (the “Share Exchange”). As a result of the Share Exchange, the shareholders of Private Dror exchanged all 235,089 of their outstanding shares of common stock, for 106,782,187 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), and 7,576,999 shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). Pursuant to the terms of the Share Exchange, the Company raised $5,225,000 as part of a private placement funding and the private placement investors received 186,363,631 shares of Common Stock and 2,886,364 shares of Series A Preferred Stock. As a result, Private Dror became a wholly-owned subsidiary of the Company and the Private Dror shareholders held 56.1% of the Company’s Common Stock equivalents based on the common and preferred shares received in the Share Exchange.

The Share Exchange was accounted for as a recapitalization, with Private Dror deemed to be the accounting acquirer and the Company the accounting acquiree. Accordingly, Private Dror’s historical financial statements for periods prior to the consummation of the Share Exchange have become those of the registrant. Assets and liabilities and the historical operations reported for periods prior to the Share Exchange are those of Private Dror other than equity items. All references to Common Stock, Series A Preferred Stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Pursuant to the Share Exchange, the Company issued shares of its Common Stock and Series A Preferred Stock to Private Dror’s stockholders, at an exchange ratio of 3,677.27 shares of the Company’s Common Stock.

As of August 14, 2023 the fair value of the net liabilities of the Company was $793,497, which was recorded as Additional Paid-In Capital as part of the Share Exchange.

Going Concern and Management’s Plans

The financial statements are presented on a going concern basis. The Company has not yet generated any revenues, has suffered recurring losses from operations with an accumulated deficit of $15,039,168 as of March 31, 2024, and is dependent upon external sources for financing its operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approvals, and, ultimately, the market acceptance of the Company’s products. There is no assurance that the Company will be successful in raising these funds. These financial statements do not include adjustments that may result from the outcome of these uncertainties. The Company is exploring additional fundraising opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“U.S GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2023 included within the Company’s Current Report on Form 10-K, as amended, originally filed with the SEC on April 1, 2024.

As the Company completed a reverse recapitalization on August 14, 2023, the financial information for the periods prior to the reverse recapitalization reflect those of Private Dror. From August 14, 2023 forward, the financial information presented is the consolidated financial information of the Company and its subsidiary.

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2024 may not be indicative of results for the full year.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could vary from those estimates. Management utilizes various other estimates, including but not limited to accrued royalties, accrued expenses, the valuation of stock-based compensation, the valuation allowance for deferred tax assets and other contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters.” The functional currency of the Company and its subsidiary is the United States Dollar (“U.S. Dollar”) as the U.S. Dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in the U.S. Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the U.S. Dollar to the Israeli Shekel was 3.681 and 3.627 as of March 31, 2024 and December 31, 2023, respectively.

Cash

The Company’s cash is held with financial institutions in the United States and Israel. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Account balances held in the Unites States may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of March 31, 2024 and December 31, 2023, the Company had $0 and $145,168, respectively, in excess of the FDIC insurance limit. As of March 31, 2024 and December 31, 2023, the Company had $2,291,150 and $2,935,078, respectively, in Israeli financial institutions, which is uninsured. The Company has not experienced any losses in such accounts with these financial institutions.

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes, but is not limited to, expenditures in connection with in-house research and development as well as proprietary products and technology, and includes salaries and related costs, consulting fees, and professional services.

Basic and Diluted Net Loss Per Common Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per ordinary share is computed by dividing the loss for the period applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of Common Stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical.

For the three months ended March 31, 2024 and 2023, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is included in the table as if converted. As of March 31, 2024 and 2023, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2024	2023
Series A Preferred Stock	1,046,336,299	757,699,900
Warrants	964,834,419	510,794,865
Stock Options	163,142,084	163,142,084
Shares excluded from the calculation of diluted loss per share	2,174,312,802	1,431,636,849

Reclassification

General and administrative expenses totaling $58,380 and $5,032 for the three months ended March 31, 2023 were reclassified to research and development and share-based compensation, respectively, to conform with current period presentation. The reclassifications had no effect on the net loss for the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) of the Ministry of Economy and Industry (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, the Company agreed to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate based on LIBOR. Beginning from January 1, 2024 the rate will be adjusted to SOFR (Secured Over Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties is increased in the event of production outside of Israel. The current contingent royalty obligation as of March 31, 2024 and December 31, 2023 is approximately $1.14 million and $1.12 million, respectively.

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

War in Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. The Company’s research and development activities are located in Israel. Currently, such activities in Israel remain largely unaffected. During the three months ended March 31, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial. Management will continue to monitor the effect of the war on the Company’s financial position and results of operations.

NOTE 4 – FOUNDERS CLAIM ACCRUAL

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

NOTE 5 – STOCKHOLDERS’ EQUITY

All references to Common Stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Common Stock

On December 28, 2023, the Company’s stockholders approved the adoption of the Company’s Amended and Restated Certificate of Incorporation (the “Restated Charter”) and an amendment to the Restated Charter to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share from 500,000,000 to 3,254,475,740 (“Authorized Share Increase Amendment”) and to make a corresponding change to the number of authorized shares of capital stock. On January 4, 2024, the Company filed the Restated Charter, with the provisions of the Authorized Share Increase Amendment incorporated therein, with the Secretary of State of Delaware. All issued shares of Common Stock are entitled to vote on a 1 share/1 vote basis.

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

If at the time of the warrant’s exercise there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of Common Stock underlying the warrant, then the holder will have the right to exercise warrant by means of a cashless exercise. In addition, if (i) the volume-weighted average price of the Company’s Common Stock for 20 consecutive trading days is at least 300% of the exercise price of the warrants, (ii) the dollar trading volume of the Company’s Common Stock for each trading day within such 20-day trading period equals or exceeds $500,000, (iii) a registration statement providing for the resale of the private placement shares is effective and such registration statement has been effective for six (6) months, (iv) the holder of the warrant is not in possession of any information provided by the Company that constitutes material nonpublic information and (v) the Company has not breached any of the terms of the investment documents (regardless of if such breach has been cured), then the warrants may be redeemed at a price of $0.001 per warrant up to one-half, in the aggregate, of the warrants upon not less than 20 days’ prior written notice of redemption to each holder, subject to certain customary restrictions.

Equity Incentive Plan

Prior to the Share Exchange, there were 163,142,084 Private Dror employee stock options that had been granted to two executives and a director. As part of the Share Exchange, the outstanding employee stock options are to be exchanged and the Company is required to issue new employee stock options under the Company’s 2023 Long-Term Incentive Plan (the “2023 Plan”) with the same terms as the previously issued options. As the Company did not have enough available authorized shares underlying the options to be issued at the time of the merger, the new employee stock options were not issued. In December 2023 the Company authorized additional shares to cover the employee stock options and is working on the legal filings for the establishment of the 2023 Plan. As the agreement stipulates that the new options will continue the vesting schedules of the original options, the Company continues to record the expense over the original vesting period.

The Company treated the exchange of the original options for the new options as a modification in accordance with ASC 718. The Company calculated the fair value of the original options prior to the Share Exchange and the fair value of the new options at the time of the Share Exchange. The increase in value due to the modification was $4,261,809 and is to be recorded as additional share-based compensation expense. As one third of the options had fully vested prior to the Share Exchange, the Company recognized one third of the total amount of the increased value, amounting to $1,420,603 at the time of the Share Exchange. The remaining two thirds of the incremental value relating to the unvested options are going to be recorded over the remaining vesting period.

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 amounted to $537,197 and $5,032, respectively. Share-based compensation relating to general and administrative expenses amounted to $382,074 and $3,611 for the three months ended March 31, 2024 and 2023, respectively. Share-based compensation relating to research and development expenses amounted to $155,123 and $1,421 for the three months ended March 31, 2024 and 2023, respectively. There were no option grants during the three months ended March 31, 2024 and 2023.

NOTE 6 – RELATED PARTY TRANSACTIONS

Director Consulting Services

On June 1, 2022, the Company entered into a consulting agreement with a director, pursuant to which, in consideration for certain financial and strategic consulting services, the director receives a cash fee of NIS 3,500 each month and was also granted with options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in connection with the Share Exchange and shall vest in three tranches on the first, second, and third anniversary of the date of the consulting agreement. The options are subject to accelerated vesting upon an exit event. Effective as of February 7, 2024, the Company amended the agreement which provided that the director’s monthly cash fee in respect of the services provided would be equal to $2,500 and in addition to the monthly fee, expense reimbursement in an amount not to exceed $500. Consulting services paid to the director recorded as general and administrative expenses for the three months ended March 31, 2024 and 2023 was $7,008 and $2,969, respectively. Accrued expense balances in respect of this agreement at March 31, 2024 and 2023 were $2,989 and $4,841, respectively.

On February 7, 2024, the Company entered into a consulting agreement with another director, pursuant to which, in consideration for certain services provided as a board member, the director receive a cash fee of $5,000 each month. The consulting agreement is terminable by either party upon 30 days written notice to the other party, and it will terminate automatically once the director has received fees in the aggregate amount of $55,000. Consulting services paid to the director recorded as general and administrative expenses for the three months ended March 31, 2024 and 2023 was $10,000 and $0, respectively. Accrued expense balances in respect of this agreement at March 31, 2024 and 2023 were $5,000 and $0, respectively.

Shareholder Consulting Services

On August 8, 2023, the Company entered into a consulting agreement with an entity owned by a shareholder pursuant to which, in consideration for certain shareholder, investors relations and general consultancy services, the entity was entitled to receive cash payments equal in the aggregate to $145,000, and warrants to purchase up to an aggregate of 10,454,500 shares of the Company’s common stock, with an exercise price of $0.033 per share and substantially the same terms as the Private Placement Warrants. The cash payment will be paid in equal monthly installments of $14,500, commencing on September 15, 2023 and expiring on July 15, 2024. Although the agreement was signed and the services were provided, the Board of Directors did not approve of the warrant issuance until April 17, 2024, as required. The value of those warrants on April 17, 2024 amounted to $36,748 which will be amortized over the remaining service period. Consulting services paid to shareholders recorded as general and administrative expenses for the three months ended March 31, 2024 and 2023 was $43,500 and $0, respectively.

NOTE 7 – SUBSEQUENT EVENTS

None

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Dror-Ortho Design, Inc. (the “Company”) as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed on April 1, 2024, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We were incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, we changed our state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On July 5, 2023, we entered into a share exchange agreement with the shareholders of Dror Ortho-Design, Ltd. (“Private Dror”), pursuant to which the shareholders of Private Dror agreed to exchange all of their outstanding ordinary shares Private Dror for shares of our Common Stock, par value $0.0001 per share (the “Common Stock”) and convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”, and such transaction, the “Share Exchange”). On August 14, 2023 the Share Exchange was consummated and we changed our name to “Dror Ortho-Design, Inc.”

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

The Company currently does not generate revenues to fund operations and anticipates that it will continue to incur significant losses as it continues to develop the Platform. Please refer to “Risk Factors - We are in the development stage, are not generating revenues and have no operating history in the manufacturing and distribution of orthodontic medical devices or platforms for consumer use.” Included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information. The Company intends to spend approximately $2.5 million over the next 18 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2024, the Company’s cash used in operations was $781,054 leaving a cash balance of $2,550,042 as of March 31, 2024. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern.

General

The Company is involved in the research and development of an orthodontic alignment platform. The Company has several patents for the technology used in the platform and is currently in the process of preparing the prototype for FDA approval.

Results of Operations

Comparison of the Three Months Ended March 31, 2024, and the Three Months Ended March 31, 2023

The following table sets forth the results of operations of the Company for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Change $	Change %
Research and development	$373,657	$298,772	$74,885	25%
General and administrative	$385,564	$165,097	$220,467	134%
Share-based compensation	$537,197	$5,032	$532,165	10,575%
Financial income (expenses), net	$(12,045)	$3,297	$(15,342)	(465)%

Research and development expenses

Research and development expenses were $373,657 for the three months ended March 31, 2024, compared to $298,772 for the three months ended March 31, 2023. The increase in research and development expenses of $74,885 or 25%, was primarily due to increased activities relating to the development of our new product.

General and administrative expenses

General and administrative expenses were $385,564 for the three months ended March 31, 2024, compared to $165,097 for the three months ended March 31, 2023. The increase in general and administrative expenses of $220,467 or 134%, was primarily due to an increase in salaries and related expenses, as well as professional fees during the three months ended March 31, 2024.

Share-based Compensation Expenses

Share-based compensation expenses were $537,197 for the three months ended March 31, 2024, compared to $5,032 for the three months ended March 31, 2023. The increase in general and administrative expenses of $532,165 or 10,575%, was primarily due to the modification of the outstanding stock options as part of the Share Exchange.

Financial income (expenses), net

Financial expense was $12,045 for the three months ended March 31, 2024, compared to $3,297 of income for the three months ended March 31, 2023. The decrease in financial income, net of $15,342 or 465%, was primarily due to exchange rate differences resulting from the translation of NIS based assets and liabilities to U.S. Dollars.

Liquidity and Capital Resources

Sources of Liquidity

We do not have revenues to fund operations. We anticipate that we will continue to incur significant losses as we continue to develop our product. Historically, our primary source of cash has been proceeds from the sale of equity instruments. We raised $5.225 million through a private placement sale of shares to new investors concurrent with the Share Exchange. We intend to spend approximately $2.5 million over the next 18 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

We will need to raise additional capital to fund operating losses and grow our operations. There can be no assurance however that we will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about our ability to sustain operations for at least one year from the issuance of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. For additional information, see the section above titled “MD&A—Going Concern.”

Cash Flows

	Three months ended March 31,
	2024	2023
Cash provided used in
Operating activities	$(781,054)	$(793,395)
Investing activities	(16,747)	-
Net decrease in cash and cash equivalents	$(797,801)	$(793,395)

Three months ended March 31, 2024 Compared to Three Months Ended March, 31, 2023

Operating activities

Net cash used in operating activities was $781,054 for the three months ended March 31, 2024 as compared to $793,395 for the three months ended March 31, 2023. The amount for the three months ended March 31, 2024 primarily consisted of a net loss of $1,308,463 offset by non-cash charges of $537,663 (including: depreciation of $466 and share-based compensation expense of $537,197), and a decrease in working capital excluding cash of $10,254. The amount for the three months ended March 31, 2023 primarily consisted of a net loss of $465,604, partially offset by non-cash charges of $5,199 related to share-based compensation expense, and a decrease in working capital excluding cash of $332,990.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $16,747 relating to the purchase of fixed assets. During the three months ended March 31, 2023, there was no cash provided by or used in investing activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation.

There are no proceedings in which any of our directors, officers, affiliates or any registered or beneficial stockholders is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2023 on Form 10-K, as filed with the SEC on April 1, 2024 as amended on April 25, 2024. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. This risk factor may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

The Company’s financial statements have been prepared on a going concern basis and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2024, the Company’s cash used in operations was $781,054 leaving a cash balance of $2,550,042 as of March 31, 2024. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability. There are no assurances that the Company would be able to raise additional capital on terms favorable to it. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail, or cease operations.

We conduct our operations in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

Because our wholly-owned subsidiary is incorporated under the laws of the State of Israel, all of our operations are conducted in Israel and all of our employees and management personnel are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population, industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon may escalate in the future into a greater regional conflict.

Any hostilities involving Israel, or the interruption or curtailment of trade within Israel or between Israel and its trading partners, could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. Parties with whom we may do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. The conflict situation in Israel could cause situations where medical product certifying or auditing bodies could not be able to visit manufacturing facilities of our subcontractors in Israel in order to review our certifications or clearances, thus possibly leading to temporary suspensions or even cancellations of our product clearances or certifications. The conflict situation in Israel could also result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

There have been travel advisories imposed as related to travel to Israel, and restrictions on travel or delays and disruptions as related to imports and exports may be imposed in the future. An inability to receive supplies and materials, shortages of materials or difficulties in procuring our materials, among others, may adversely impact our ability to commercialize and manufacture our product candidates and products in a timely manner. This could cause a number of delays and/or issues for our operations, including delay of the review of our product candidates by regulatory agencies, which in turn would have a material adverse impact on our ability to commercialize our product candidates.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Several employees of our vendors are subject to military service in the IDF and have been or may be called to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, which may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supplies, and hamper our ability to raise additional funds or sell our securities, among others.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2024, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Dror Ortho-Design, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2024)
10.1+	Services Agreement, dated February 7, 2024, between Dror Ortho-Design, Inc. and Chaim Ravad (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024).
10.2+	First Amendment to Services Agreement, dated February 7, 2024, between Dror Ortho-Design, Inc. and Yehuda Englander (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DROR-ORTHO DESIGN, INC.

Date: May 20, 2024	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer

Date: May 20, 2024	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Financial Officer