Form 10-Q
period 2024-06-30
Dror Ortho-Design, Inc.
filed 2024-08-14
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of August 13, 2024 was 495,454,546 shares.

Dror Ortho-Design, Inc.

Quarter Ended June 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DROR ORTHO-DESIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	June 30, 2024	December 31, 2023
	Unaudited	Audited
Assets
Current Assets:
Cash	$1,834,477	$3,347,843
Other receivables and prepaid expenses	60,192	114,100
Total Current Assets	1,894,669	3,461,943

Noncurrent Assets:
Property and equipment at cost, net of accumulated depreciation	26,612	2,328
Total Assets	1,921,281	3,464,271

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$94,338	$106,833
Accrued expenses and other payables	163,588	190,271
Total Current Liabilities	257,926	297,104

Noncurrent Liabilities:
Accrued severance	5,059	5,243
Total Liabilities	262,985	302,347

Commitments and Contingencies (Note 3)

Stockholders’ Equity
Preferred A Stock, $0.0001 par value, 12,500,000 shares authorized; 10,463,363 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1,047	1,047
Common stock, $0.0001 par value; 3,254,475,740 and 500,000,000 shares authorized; 495,454,546 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	49,545	49,545
Additional paid-in capital	18,153,662	16,842,037
Accumulated deficit	(16,545,958)	(13,730,705)
Total Stockholders’ Equity	1,658,296	3,161,924
Total Liabilities and Stockholders’ Equity	$1,921,281	$3,464,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	Unaudited		Unaudited
Operating Expenses
Research and development	389,216	140,590	762,873	439,362
General and administrative expenses	333,274	151,347	718,838	316,444
Share-based compensation	774,428	5,088	1,311,625	10,120
Total Operating Expenses	1,496,918	297,025	2,793,336	765,926

Loss from operations	(1,496,918)	(297,025)	(2,793,336)	(765,926)

Financial Expenses, net	(9,872)	11,243	(21,917)	14,540
Total other expense	(9,872)	11,243	(21,917)	14,540

Loss before provision for income taxes	(1,506,790)	(285,782)	(2,815,253)	(751,386)
Provision for income taxes	-	-	-	-
Net loss	(1,506,790)	(285,782)	(2,815,253)	(751,386)

Net loss per common share
Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted-average common stock outstanding
Basic and Diluted*	495,454,546	106,782,187	495,454,546	189,063,296

*	The number of Common and Series A Preferred Stock outstanding were retroactively adjusted as a result of a reverse merger. See Note 1 and Note 5.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share amounts)

(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	10,463,363	$1,047	495,454,546	$49,545	—	$—	$16,842,037	$(13,730,705)	$3,161,924
Stock-based compensation	—	—	—	—	—	—	537,197	—	537,197
Net loss	—	—	—	—	—	—	—	(1,308,463)	(1,308,463)
Balance at March 31, 2024	10,463,363	$1,047	495,454,546	$49,545	—	$—	$17,379,234	$(15,039,168)	$2,390,658
Stock-based compensation	—	—	—	—	—	—	774,428	—	774,428
Net loss	—	—	—	—	—	—	—	(1,506,790)	(1,506,790)
Balance at June 30, 2024	10,463,363	$1,047	495,454,546	$49,545	—	$—	18,153,662	(16,545,958)	1,658,296

Balance at January 1, 2023	7,576,999	$758	437,735,093	$43,774	—	$—	$10,714,366	$(10,162,822)	$596,076
Return of founders shares to the Company as part of claim settlement	—	—	(330,952,906)	(33,096)	330,952,906	33,096	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,032	—	5,032
Net loss	—	—	—	—	—	—	—	(465,604)	(465,604)
Balance at March 31, 2023	7,576,999	$758	106,782,187	$10,678	330,952,906	33,096	$10,719,398	$(10,628,426)	$135,504
Stock-based compensation	—	—	—	—	—	—	5,088	—	5,088
Net loss	—	—	—	—	—	—	—	(285,782)	(285,782)
Balance at June 30, 2024	7,576,999	$758	106,782,187	$10,678	330,952,906	33,096	10,724,486	(10,914,208)	(145,190)

*	The number of Common Stock and Series A Preferred Stock outstanding were retroactively adjusted as a result of a reverse merger. See Note 1 and Note 5.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,815,253)	$(751,386)
Stock-based compensation expense	1,311,625	10,120
Depreciation	1,565	335
Changes in operating assets and liabilities:
Receivables and prepaid expenses	53,908	(35,168)
Accounts payable	(12,495)	(5,923)
Accrued expenses and other payables	(26,683)	16,149
Founders claim accrual	-	(240,000)
Accrued severance	(184)	(21)
Net cash used in operating activities	(1,487,517)	(1,005,894)

Cash flows from investing activities:
Purchase of property and equipment	(25,849)	-
Net cash used in by investing activities	(25,849)	-

Net decrease in cash	(1,513,366)	(1,005,894)
Cash, beginning of period	3,347,843	1,039,059
Cash, end of period	$1,834,477	$33,165

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Dror Ortho-Design, Inc., a Delaware corporation (the “Company”), was incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On August 14, 2023, following the Share Exchange (as defined below), the Company changed its name from “Novint Technologies, Inc.” to “Dror Ortho-Design, Inc.” Following the Share Exchange, the Company succeeded the business of Dror Ortho-Design, Ltd. (“Private Dror”) as its sole line of business. The Company is involved in the research and development of an orthodontic alignment platform and has not yet reached the sales stage for its product.

The Company’s stock is quoted on the OTC Pink Market under the symbol “DROR.”

Reverse Recapitalization

On July 5, 2023, Private Dror entered into a share exchange agreement with the Company and on August 14, 2023, the share exchange was consummated (the “Share Exchange”). As a result of the Share Exchange, the shareholders of Private Dror exchanged all 235,089 of their outstanding shares of common stock, for 106,782,187 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), and 7,576,999 shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). Pursuant to the terms of the Share Exchange, the Company raised $5,225,000 as part of a private placement funding (the “Private Placement”) pursuant to a Securities Purchase Agreement, by and between the Company and certain purchasers identified therein (the “Private Placement Investors”), dated as of August 14, 2023 (the “Securities Purchase Agreement”) and the Private Placement Investors received 186,363,631 shares of Common Stock (the “Private Placement Shares”), 2,886,364 shares of Series A Preferred Stock and warrants to purchase Common Stock (“Private Placement Warrants”). As a result, Private Dror became a wholly-owned subsidiary of the Company and the Private Dror shareholders held 56.1% of the Company’s Common Stock equivalents based on the common and preferred shares received in the Share Exchange.

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

As of August 14, 2023, the fair value of the net liabilities of the Company was $793,497, which was recorded as Additional Paid-In Capital as part of the Share Exchange.

Going Concern and Management’s Plans

The financial statements are presented on a going concern basis. The Company has not yet generated any revenues, has suffered recurring losses from operations with an accumulated deficit of $16,545,958 as of June 30, 2024, and is dependent upon external sources for financing its operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approvals, and, ultimately, the market acceptance of the Company’s products. There is no assurance that the Company will be successful in raising these funds. These financial statements do not include adjustments that may result from the outcome of these uncertainties. The Company is exploring additional fundraising opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“U.S GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2023, included within the Company’s Current Report on Form 10-K, as amended, originally filed with the SEC on April 1, 2024.

As the Company completed a reverse recapitalization on August 14, 2023, the financial information for the periods prior to the reverse recapitalization reflect those of Private Dror. From August 14, 2023 forward, the financial information presented is the consolidated financial information of the Company and its subsidiary.

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2024, may not be indicative of results for the full year.

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

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters.” The functional currency of the Company and its subsidiary is the United States Dollar (“U.S. Dollar”) as the U.S. Dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in the U.S. Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the U.S. Dollar to the Israeli Shekel was 3.759 and 3.627 as of June 30, 2024 and December 31, 2023, respectively.

Cash

The Company’s cash is held with financial institutions in the United States and Israel. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Account balances held in the Unites States may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2024 and December 31, 2023, the Company had $0 and $145,168, respectively, in excess of the FDIC insurance limit. As of June 30, 2024 and December 31, 2023, the Company had $1,694,354 and $2,935,078, respectively, in Israeli financial institutions, which amounts are not uninsured. The Company has not experienced any losses in such accounts with these financial institutions.

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

Basic and Diluted Net Loss Per Common Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per ordinary share is computed by dividing the loss for the period applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common stock outstanding for the period and, if dilutive, potential common stock outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of Common Stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical.

For the three and six months ended June 30, 2024 and 2023, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is included in the table as if converted. As of June 30, 2024 and 2023, shares that are issuable upon conversion of the Series A Preferred Stock, which could potentially dilute future earnings were as follows:

	June 30,
	2024	2023
Series A Preferred Stock	1,046,336,299	757,699,900
Warrants	975,288,919	510,794,865
Stock Options	184,264,323	163,142,084
Shares excluded from the calculation of diluted loss per share	2,205,889,541	1,431,636,849

Reclassification

General and administrative expenses totaling $38,662 and $5,088 for the three months ended June 30, 2023, and $97,042 and $10,120 for the six months ended June 30, 2023, were reclassified to research and development and share-based compensation, respectively, to conform with current period presentation. The reclassifications had no effect on the net loss for the six months ended June 30, 2023.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) of the Ministry of Economy and Industry (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, the Company agreed to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate initially based on LIBOR. Beginning from January 1, 2024 the rate was adjusted to SOFR (Secured Over Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties is increased in the event of production outside of Israel. The current contingent royalty obligation as of June 30, 2024 and December 31, 2023 is approximately $1.16 million and $1.12 million, respectively.

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

Registration Rights Agreement

In connection with the Private Placement, on August 14, 2023, the Company entered into a registration rights agreement with the Private Placement Investors (together with all attachments and exhibits thereto, as each may be amended or modified from time to time, the “Registration Rights Agreement” of “RRA”), pursuant to which the Company agreed to register, among other registrable securities (as further described in the RRA), on Form S-1 (or, if the Company is then eligible, on Form S-3) with the Securities and Exchange Commission (the “SEC”): (i) the Private Placement Shares, (ii) the shares of Common Stock underlying the shares of Series A Preferred Stock, (iii) the shares of Common Stock underlying the Private Placement Warrants issued to the Private Placement Investors (the “Warrant Shares”), and (iv) the shares of the Company’s common stock underlying the securities issued to the investors who, on or about December 6, 2021, participated in the $3,000,000 private placement financing (the “December 2021 Shares” and, together with the Private Placement Shares, the Conversion Shares, the Warrant Shares, collectively, the “Registrable Securities” ).

Under the RRA, among other things, if a registration statement filed registering the resale of the Registrable Securities is not filed by the 45th calendar date following the date of the RRA and if such registration statement is not declared effective by the SEC by the 135th calendar day (or, in the event of a “full review” by the SEC, the 165th calendar day) following the date of the RRA, then the Company is liable to pay as partial liquidated damages in amount equal to the product of 1.0% multiplied by the aggregate Subscription Amount (as defined in the Securities Purchase Agreement) paid by such investor pursuant to the Securities Purchase Agreement every calendar month (pro-rated for periods totaling less than a calendar month) until the applicable event is cured. Such liquidated damages would bear interest at the rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law), accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Pursuant to Section 6(e) of the Registration Rights Agreement, the provisions of the Registration Rights Agreement may be amended by obtaining the written consent of the Company and the Private Placement Investors holding 50.1% or more of the then-outstanding Registrable Securities (the “Required Holders”). On February 9, 2024, the Company filed a registration statement on Form S-1 registering for resale the Registrable Securities, which was declared effective by the SEC on June 14, 2024. On August 13, 2024, the Company and the Required Holders entered into an Amendment to the Registration Rights Agreement (“Registration Rights Agreement Amendment”), pursuant to which effective retroactively to September 28, 2023, (i) the date in which a registration statement registering the resale of the Registrable Securities (the “Registration Statement”) is required to be filed pursuant to the Registration Rights Agreement was amended to February 9, 2024, and (ii) the date in which the Registration Statement is required to be declared effective by the SEC pursuant to the Registration Rights Agreement was amended to June 14, 2024. In consideration for entering into the Registration Rights Agreement Amendment, the Company agreed to pay the Private Placement Investors the liquidated damages equal to the amount that would otherwise have accrued pursuant to the Registration Rights Agreement, without giving effect to the Registration Rights Agreement Amendment, which became due and payable upon signing the Registration Rights Agreement Amendment on August 13, 2024, and which did not become due or payable prior to such date

The Company is currently negotiating the amount of liquidated damages that would have been accrued with the investors, which will not exceed the most conservative estimate of approximately $520,000.

War in Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. The Company’s research and development activities are located in Israel. Currently, such activities in Israel remain largely unaffected. During the six months ended June 30, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial. Management will continue to monitor the effect of the war on the Company’s financial position and results of operations.

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

Common Stock

On December 28, 2023, the Company’s stockholders approved the adoption of the Company’s Amended and Restated Certificate of Incorporation (the “Restated Charter”) and an amendment to the Restated Charter to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share from 500,000,000 to 3,254,475,740 (“Authorized Share Increase Amendment”) make a corresponding change to the number of authorized shares of capital stock. On January 4, 2024, the Company filed the Restated Charter with the Secretary of State of Delaware. All issued shares of Common Stock are entitled to vote on a 1 share/1 vote basis.

Series A Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of $0.0001 par value non-redeemable preferred stock. As of June 30, 2024, 10,463,363 shares of Series A Preferred Stock were outstanding. The stockholders of Series A Preferred Stock are entitled to vote with holders of the Company’s common stock, on all matters that such holders of Common Stock are entitled to vote upon, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class. Each share of Preferred Stock shall entitle the stockholder to cast that number of votes per share of Preferred Stock equal to the number of shares of Common Stock into which such share of Preferred Stock is convertible (after giving effect to certain limitations on conversion, as applicable).

Warrants

Prior to the Share Exchange, there were 510,794,865 warrants to purchase Common Stock held by Private Dror shareholders (“Private Dror Shareholders”). Pursuant to the warrant terms, 20,960,439 warrants expired as a result of the Share Exchange. On August 14, 2023, the Company issued warrants to purchase up to 489,834,426 shares of Common Stock to Private Dror Shareholders in exchange for their outstanding warrants and warrants to purchase up to 456,818,176 shares of Common Stock to the private placement investors in respect of their investment, in addition to warrants to purchase up to 18,181,817 shares of Common Stock issued to private placement investors in a subsequent closing on September 13, 2023. The warrants expire five years from the initial exercise date and are exercisable at an exercise price of $0.033 per share. The initial exercise date was dependent on the authorization of additional shares of Common Stock which occurred on December 28, 2023. The warrants contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

On April 17, 2024, the Board of Directors approved the issuance of 10,454,500 warrants to purchase shares of Common Stock to Oriole Avenue Inc. (“Oriole”) with the same terms as the warrants issued to the Private Dror Shareholders. The warrants were issued to an investor in respect of services to be performed pursuant to the Oriole Consulting Agreement (as defined herein) concluding July 15, 2024. The fair value of the warrants on the date of issuance was $35,814, which will be recognized as general and administrative expense in the Statement of Operations.

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

On June 17, 2024, the Company issued 21,122,239 options to purchase Common Stock to Chaim Hurvitz, a director of the Company. The options have an exercise price of $0.0037 per share, which vested immediately upon grant and terminate 10 years from the grant date. The fair value of the options on the date of issuance was $170,920, which will be recognized as general and administrative expenses in the Statement of Operations.

Stock-based compensation expense for the three months ended June 30, 2024 and 2023 amounted to $774,428 and $5,088, respectively. Stock-based compensation expense for the six months ended June 30, 2024 and 2023 amounted to $1,311,625 and $10,120, respectively. Share-based compensation relating to general and administrative expenses amounted to $610,694 and $3,651 for the three months ended June 30, 2024 and 2023, respectively, and $992,768 and $7,263 for the six months ended June 30, 2024 and 2023, respectively. Share-based compensation relating to research and development expenses amounted to $163,734 and $1,437 for the three months ended June 30, 2024 and 2023, respectively, and $318,857 and $2,857 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Director Consulting Services

On June 1, 2022, the Company entered into a consulting agreement (the “Englander Consulting Agreement”) with Yehuda Englander, a director of the Company, pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander will receive a cash fee of NIS 3,500 each month and was also granted options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in connection with the Share Exchange and which vest in three tranches on the first, second, and third anniversary of the date of the Englander Consulting Agreement. The options are subject to accelerated vesting upon an exit event. On February 7, 2024, the Company amended the Englander Consulting Agreement which provides that Mr. Englander’s monthly cash fee in respect of the services provided is equal to $2,500 and in addition to the monthly fee, Mr. Englander is entitled to expense reimbursement in an amount not to exceed $500. Consulting services paid to the Mr. Englander recorded as general and administrative expenses for the three months ended June 30, 2024 and 2023 was $8,997 and $2,878, respectively. Consulting services paid to Mr. Englander recorded as general and administrative expenses for the six months ended June 30, 2024 and 2023 was $15,991 and $5,847, respectively. Accrued expense balances in respect of the Englander Consulting Agreement at June 30, 2024 and 2023 were $3,059 and $4,841, respectively.

On February 7, 2024, the Company entered into a consulting agreement (the “Ravad Consulting Agreement”) with Chaim Ravad, a director of the Company, pursuant to which, in consideration for certain services provided as a board member, Mr. Ravad will receive a cash fee of $5,000 each month. The Ravad Consulting Agreement is terminable by either party upon 30 days written notice to the other party, and will terminate automatically once Mr. Ravad has received fees in the aggregate amount of $55,000. Consulting services paid to Mr. Ravad recorded as general and administrative expenses was $10,000 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $25,000 and $0 for the six months ended June 30, 2024 and 2023, respectively. Accrued expense balances in respect of the Ravad Consulting Agreement at June 30, 2024 and 2023 were $5,000 and $0, respectively.

Shareholder Consulting Services

On August 8, 2023, the Company entered into a consulting agreement (the “Oriole Consulting Agreement”) with Oriole Avenue Inc. (“Oriole”), an entity owned by Yaacov Bodner, a stockholder of the Company, pursuant to which, in consideration for certain shareholder, investors relations and general consultancy services, Oriole is entitled to receive cash payments equal in the aggregate to $145,000, and warrants to purchase up to an aggregate of 10,454,500 shares of the Company’s Common Stock, with an exercise price of $0.033 per share and substantially the same terms as the Private Placement Warrants. The cash payment will be paid in equal monthly installments of $14,500, commencing on September 15, 2023 and expiring on July 15, 2024. Although the agreement was signed and the services were provided, the Board of Directors did not approve of the warrant issuance until April 17, 2024, as required. The value of those warrants on April 17, 2024 amounted to $35,814 which will be amortized over the remaining service period. Consulting services paid to Oriole recorded as general and administrative expenses for the three months ended June 30, 2024 and 2023 was $43,500 and $0, respectively. Consulting services paid to Oriole recorded as general and administrative expenses for the six months ended June 30, 2024 and 2023 was $87,000 and $0, respectively.

NOTE 7 – SUBSEQUENT EVENTS

None

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Dror-Ortho Design, Inc. (the “Company”) as of June 30, 2024 and for the six months ended June 30, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

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

Overview

We were incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, we changed our state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On July 5, 2023, we entered into a share exchange agreement with the shareholders of Dror Ortho-Design, Ltd. (“Private Dror”), pursuant to which, the shareholders of Private Dror agreed to exchange all of their outstanding ordinary shares Private Dror for shares of our Common Stock, par value $0.0001 per share (the “Common Stock”) and convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”, and such transaction, the “Share Exchange”). On August 14, 2023, the Share Exchange was consummated and we changed our name to “Dror Ortho-Design, Inc.”

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

We have several patents for the technology used in the Platform and is currently in the process of preparing the prototype for clearance by the FDA.

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

Recent Developments

Pursuant to the terms of the Share Exchange, the Company entered into to a Securities Purchase Agreement, by and between the Company and certain purchasers identified therein (the “Private Placement Investors”), dated as of August 14, 2023 (the “Securities Purchase Agreement”), pursuant to which, the Private Placement Investors received shares of Common Stock (the “Private Placement Shares”), shares of Series A Preferred Stock and warrants to purchase Common Stock (the “Private Placement Warrants”).

In connection with the Private Placement, on August 14, 2023, the Company entered into a registration rights agreement with the Private Placement Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to register, among other registrable securities (as further described in the Registration Rights Agreement), on Form S-1 (or, if the Company is then eligible, on Form S-3) with the SEC: (i) the Private Placement Shares, (ii) the shares of Common Stock underlying the shares of Series A Preferred Stock (the “Conversion Shares”), (iii) the shares of Common Stock underlying the Private Placement Warrants issued to the Private Placement Investors (the “Warrant Shares”), and (iv) the shares of the Company’s common stock underlying the securities issued to the investors who, on or about December 6, 2021, participated in the $3,000,000 financing (the “December 2021 Shares” and, together with the Private Placement Shares, the Conversion Shares, the Warrant Shares, the “Registrable Securities” ).

On August 13, 2024, the Company and certain of the Private Placement Investors entered into an Amendment to the Registration Rights Agreement (“Registration Rights Agreement Amendment”), pursuant to which, (i) the date in which a registration statement registering the resale of the Registrable Securities (the “Registration Statement”) is required to be filed pursuant to the Registration Rights Agreement was amended to February 9, 2024, and (ii) the date in which the Registration Statement is required to be declared effective by the SEC pursuant to the Registration Rights Agreement was amended to June 14, 2024. In consideration for entering into the Registration Rights Agreement Amendment, the Company agreed to pay the Private Placement Investors the liquidated damages equal to the amount that would otherwise have accrued pursuant to the Registration Rights Agreement, without giving effect to the Registration Rights Agreement Amendment.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2024, the Company’s cash used in operations was $1,513,366 leaving a cash balance of $1,834,477 as of June 30, 2024. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern.

General

The Company is involved in the research and development of an orthodontic alignment platform. The Company has several patents for the technology used in the platform and is currently in the process of preparing the prototype for FDA approval.

Results of Operations

Comparison of the Three Months Ended June 30, 2024, and the Three Months Ended June 30, 2023

The following table sets forth the results of operations of the Company for the three months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Change $	Change %
Research and development	$389,216	$140,590	$248,626	177%
General and administrative	$333,274	$151,347	$181,927	120%
Share-based compensation	$774,428	$5,088	$769,340	15,121%
Financial income (expenses), net	$(9,872)	$11,243	$(21,115)	(188)%

Research and development expenses

Research and development expenses were $389,216 for the three months ended June 30, 2024, compared to $140,590 for the three months ended June 30, 2023. The increase in research and development expenses of $248,626 or 177%, was primarily due to increased activities relating to the development of our new product.

General and administrative expenses

General and administrative expenses were $333,274 for the three months ended June 30, 2024, compared to $151,347 for the three months ended June 30, 2023. The increase in general and administrative expenses of $181,927 or 120%, was primarily due to an increase in salaries and related expenses, as well as professional fees during the three months ended June 30, 2024.

Share-based Compensation Expenses

Share-based compensation expenses were $774,428 for the three months ended June 30, 2024, compared to $5,088 for the three months ended June 30, 2023. The increase in share-based compensation expenses of $769,340 or 15,121%, was primarily due to the modification of the outstanding stock options as part of the Share Exchange.

Financial income (expenses), net

Financial expense was $9,872 for the three months ended June 30, 2024, compared to $11,243 of income for the three months ended June 30, 2023. The decrease in financial income, net of $21,115 or 188%, was primarily due to exchange rate differences resulting from the translation of NIS based assets and liabilities to U.S. Dollars.

 Comparison of the Six Months Ended June 30, 2024, and the Six Months Ended June 30, 2023

The following table sets forth the results of operations of the Company for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Change $	Change %
Research and development	$762,873	$439,362	$323,511	74%
General and administrative	$718,838	$316,444	$402,394	127%
Share-based compensation	$1,311,625	$10,120	$1,301,505	12,861%
Financial income (expenses), net	$(21,917)	$14,540	$13,067	396%

Research and development expenses

Research and development expenses were $762,873 for the six months ended June 30, 2024, compared to $439,362 for the six months ended June 30, 2023. The increase in research and development expenses of $323,511 or 74%, was primarily due to increased activities relating to the development of our new product.

General and administrative expenses

General and administrative expenses were $718,838 for the six months ended June 30, 2024, compared to $316,444 for the six months ended June 30, 2023. The increase in general and administrative expenses of $402,394 or 127%, was primarily due to an increase in salaries and related expenses, as well as professional fees during the six months ended June 30, 2024.

Share-based Compensation Expenses

Share-based compensation expenses were $1,311,625 for the six months ended June 30, 2024, compared to $10,120 for the six months ended June 30, 2023. The increase in share-based compensation expenses of $1,301,505 or 12,861%, was primarily due to the modification of the outstanding stock options as part of the Share Exchange.

Financial income (expenses), net

Financial expense was $21,917 for the six months ended June 30, 2024, compared to $14,540 of income for the six months ended June 30, 2023. The decrease in financial income, net of $36,457 or 251%, was primarily due to exchange rate differences resulting from the translation of NIS based assets and liabilities to U.S. Dollars.

Liquidity and Capital Resources

Sources of Liquidity

We do not have revenues to fund operations. We anticipate that we will continue to incur significant losses as we continue to develop our product. Historically, our primary source of cash has been proceeds from the sale of equity instruments. We raised $5.225 million through a private placement sale of shares to new investors concurrent with the Share Exchange. We intend to spend approximately $1.5 million over the next 18 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

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

Cash Flows

	Six months ended June 30,
	2024	2023
Cash used in
Operating activities	$(1,487,517)	$(1,005,894)
Investing activities	(25,849)	-
Financing activities	-	-
Net decrease in cash and cash equivalents	$(1,513,366)	$(1,005,894)

Operating activities

Net cash used in operating activities was $1,487,517 for the six months ended June 30, 2024 as compared to $1,005,894 for the six months ended June 30, 2023. The amount for the six months ended June 30, 2024 primarily consisted of a net loss of $3,335,531 offset by non-cash charges of $1,833,468 (including: depreciation of $1,565, Liquidated damages - Registration Rights Agreement of $520,278 and share-based compensation expense of $1,311,625), and an increase in working capital excluding cash of $14,730. The amount for the six months ended June 30, 2023 primarily consisted of a net loss of $751,386, partially offset by non-cash charges of $10,455 (including: depreciation of $335 and share-based compensation expense of $10,120), and a decrease in working capital excluding cash of $264,963.

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $25,849 relating to the purchase of fixed assets. During the six months ended June 30, 2023, there was no cash provided by or used in investing activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2024, the Company’s cash used in operations was $1,513,366 leaving a cash balance of $1,834,477 as of June 30, 2024. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2024, other than those previously reported in a Current Report on Form 8-K.

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

DROR-ORTHO DESIGN, INC.

Date: August 14, 2024	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	(Principal Executive Officer and Principal Financial and Accounting Officer)