Form 10-K
period 2024-12-31
Dror Ortho-Design, Inc.
filed 2025-02-19
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024, based on the price at which the common equity was last sold of $0.004 was $4,310,365.

The number of shares outstanding of the registrant’s Common Stock as of February 18, 2025 was 956,997,116 shares.

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

v

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

We believe that recent rapid advancements in technology have made traditional aligner solutions no longer the most effective treatment option for smile correction. Our Company has developed a proprietary AI-based platform to correct people’s smiles in a discreet and less painful manner. On July 14, 2024, the Company announced that its next generation solution will be rebranded from Aerodentis to “ZSmile” (the “Platform”) since the Platform is intended for nighttime use and while sleeping. The name “ZSmile” is intended to communicate that people can correct their smile while they sleep or colloquially “getting some zzz’s”. ZSmile uses only one smart aligner to gently move teeth into their optimum position with pulsating air while the patient is sleeping or at home. The Company has several patents for the technology used in the Platform and is currently in the process of preparing the prototype for FDA approval.

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

The Company currently does not generate revenues to fund operations and anticipates that it will continue to incur significant losses as it continues to develop the Platform. Please refer to “Risk Factors - We are in the development stage, are not generating revenues and have no operating history in the manufacturing and distribution of orthodontic medical devices or platforms for consumer use.” for additional information. The Company intends to spend approximately $1 million over the next 12 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

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

The Platform

Building on the Aerodentis System, we have developed a prototype of the ZSmile, our next generation, comprehensive enhanced solution to Class 1 and Class 2 malocclusion for which we intend to submit a 510(k) application for marketing in the U.S., as the Platform is beyond the scope of our current FDA clearance. The prototype of the Platform was developed over the course of eighteen months and is intended to advance the proven clinical features of the Aerodentis System while incorporating recent developments in artificial intelligence utilized in our ZSmile AI Cloud (as defined below) component of the Platform, secure wireless and Internet communications with Internet of Things (“IoT”) devices used in our Smart Aligner System component of the Platform and advanced imaging and 3D printing technologies. IoT devices revers to pieces of hardware, such as sensors, actuators, gadgets, appliances, or machines, that are programmed for certain applications and can transmit data over the internet or other networks.

Our Platform is comprised of three primary components:

●	the ZSmile smartphone application;

●	our AI-based cloud service (“ZSmile AI Cloud”), which is used to perform analytics and manage patient treatment plans; and

●	the smart aligner system used by the patient, which consists of: (i) a base control unit containing the pump and the IoT components and (ii) a smart aligner containing the micro-balloon that gently pushes teeth into their intended final position using pulsating air (the “Smart Aligner System”).

The following provides a more detailed description of each of the components of our Platform:

ZSmile Smartphone Application

Our freely downloadable ZSmile smartphone application will allow potential patients to make a video of their smile and teeth and upload the video to the ZSmile AI Cloud. This 2D video will be converted into a 3D model using our proprietary patent-pending AI based image analysis technology. The underlying algorithms will then perform an initial analysis to determine if the patient can potentially benefit from our solution. This complex analysis will be performed in minutes and will deliver a “Go/No Go” response. Once a patient begins treatment, they will use the smartphone application to provide their dental professional with ongoing remote monitoring of their treatment progress. The smartphone application can be used to upload additional teeth videos showing progress and to transmit data from the Smart Aligner System (described below), including the amount of time the patient used the Smart Aligner System and the pressure and pulse levels administered.

ZSmile AI Cloud

The ZSmile AI Cloud will be used to analyze data uploaded by patients and to facilitate communication between patients and dental professionals. If the analysis performed on the initial video upload from the ZSmile smartphone application delivers a “Go” result, the patient will be invited to have an intraoral scan performed by a dental professional from our network of participating providers. The results of this intraoral scan will be uploaded to the ZSmile AI Cloud by the dental professional, and the ZSmile AI Cloud will use a machine learning algorithm to compare the scan with the initial model generated from the patient’s initial video upload. The machine learning algorithm is designed to learn with every scan how to improve the accuracy of the 3D images it generates from smartphone videos. We believe that the Platform’s image analysis of smartphone videos will eventually approach the level of accuracy observed in intraoral scans. If we achieve this, we will be in a position to be able provide highly accurate image analysis of teeth that can be used throughout the dental industry since it would allow for smartphones to essentially replace the need for intraoral scans for certain cases. This would dramatically increase the efficiency and treatment delivery cycle in the dental industry and result in a potentially material economic benefit to our Company in the future.

The ZSmile AI Cloud will also be used for ongoing analysis of patient data and management of a patient’s treatment plan throughout the treatment. A dental professional will use our Platform to develop a customized treatment plan, including any interproximal reduction necessary before treatment begins, based on the Smart Aligner System. As a patient uploads progress videos from their smartphone, the Platform will compare tooth positions in previous videos to current positions. A dental professional will be able to use this data to remotely monitor the treatment progress and modify the treatment plan remotely as needed.

Smart Aligner System

The Platform’s Smart Aligner System features a newer, more advanced version of our first generation ZSmile System, featuring completely redesigned micropump and motor mechanisms. The redesign has significantly increased the pump’s pressure capacity, efficiency, and durability. In addition, the base control unit of Smart Aligner System is now IoT-enabled to allow external secure communication with the device using Wi-Fi and Bluetooth. The device will thus be able to communicate with the patient’s smartphone as well as the ZSmile AI Cloud and the designated dental professional, subject to FDA clearance.

The clear aligner of a patient’s Smart Aligner System will be created using 3D printing based on various 3D images of the patient’s teeth that are collected and analyzed in the ZSmile AI Cloud. This will represent a significant development in our industry since, today, aligners are not printed but produced using a thermoforming process. Other companies have implemented 3D printing to produce the aligner models but not the actual aligners. Although using 3D printing is a superior method for production due to its level of precision and customizability, it has not been implemented in the production of aligners in the traditional aligner market because it would be financially prohibitive to do so, since traditional aligner solutions would need to print multiple aligners for each patient. Since our solution requires only one smart aligner to be produced for each patient, we will be able to take advantage of this cost-effective production method that will also have economies of scale.

Pictured: The Company’s second generation device ZSmile

Pictured: ZSmile depicted being used while sleeping

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

Our Platform seeks to address this large and underserved global market by offering a discreet, less intrusive and less painful treatment alternative to available clear aligners and traditional orthodontic treatments. Our Platform is optimized to correct malocclusions that relate to the “social six,” which are the front upper six and lower six teeth. We believe that at least 30% of those who currently seek treatment, or 6.6 million people, could benefit from using ZSmile to correct their smiles. According to the Precedence Research 2022 Study, by 2028, the market for clear aligners will surpass 22 million people, which is our total addressable market.

[4]	Precedence Research. Clear Aligners Market (By Age: Adults, Teenagers; By Type: At-home aligners/Direct-to-consumer (DTC) Aligners, In-office Aligners; By Product: Hard Type, Medium Type, Soft Type; By Material Type: Polyurethane, Plastic Polyethylene Terephthalate Glycol, Poly-vinyl Chloride; By Distribution Channel: Direct Sales, Laboratories, Others; By End-User: Hospitals, Standalone Practices, Group Practices, Others) - Global Industry Analysis, Size, Share, Growth, Trends, Regional Outlook, and Forecast 2022-2030 (October 2022), available at https://www.precedenceresearch.com/clear-aligners-market.

Source: Precedence Research Study, 2022

●	Our total addressable market also stands to benefit from the recent trend toward dentists, rather than orthodontists, delivering orthodontic care through clear aligners. In order for a smile correction solution to work properly, a treatment plan and monitoring needs to be executed by a dental professional, such as dentists and orthodontists. Since the ZSmile Platform provides the necessary information to develop and administer a treatment plan using our solution, it may be used by dentists as well as orthodontists, which expands our target distribution channel to cover both orthodontists and dentists. According to a 2019 Journal of Family Medicine and Primary Care article, approximately 36% of dentists were already performing orthodontic procedures such as the malocclusion corrections.[5] This is an indication of an ongoing trend of dentists assuming more orthodontic treatment offerings in their practices. We believe that the ease of use of our Platform will also facilitate eventually selling our solution directly to the consumer in qualified cases with remote dental professional involvement.

Business Model

Our business model is focused on engaging the customer throughout their smile correction journey and beyond. Our solution provides an innovative, proprietary end-to-end platform that spans all stages of customer engagement, from initial acquisition to treatment and ongoing maintenance — all with minimal need for office visits and lifestyle inconvenience.

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

Network of Dental Professionals

If cleared by FDA, the Platform will generally function via the following process: if the customer can benefit from our Platform, based on the severity of their tooth alignment and malocclusions, they will be referred to a dental professional in our network for an intraoral scan. Once the results of the scan are uploaded to our ZSmile AI Cloud, a remote dental professional will develop a treatment plan for that patient using our Platform. If the patient requires any tooth preparation before initiating treatment with the smart aligner, the patient will again be referred to a dental professional in our network. The Company currently does not have any written agreements or arrangements with any dental professionals governing provision of orthodontic services using our Platform.

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

As of December 2024, our outsourced software development team is composed of eight professionals with years of experience in artificial intelligence development, data science, application and software engineering. Members of the team come from the elite intelligence units of the Israeli Defense Force and have a breadth of experience in computer vision, imaging and targeting systems development. Our software development team is headed by Yossi Avni, who has 25 years of experience in developing advanced artificial intelligence applications, behavioral biometrics, behavioral profiling and advanced security systems and holds over 100 patents in these areas.

Our hardware and systems development team is composed of six professionals with years of experience in FDA-compliant medical device development. They are a part of Aran Research Development Prototypes Ltd. (“Aran”), a leading Israeli product design and development firm and our third-party hardware development partner. Aran is ISO 13485 certified and maintains an ISO 7 cleanroom for testing and assembly. Aran also has manufacturing facilities and a full suite of 3D printing capabilities, which are compliant with FDA guidelines. Our hardware and systems development team is headed by Avi Kayton, a skilled development manager and systems engineer with 16 years of experience, including extensive experience in medical device companies.

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

Competition

The dental industry is in a period of immense and rapid digital transformation involving products, technologies, distribution channels and business models. We face competition in the market for our Platform from the clear aligners market and we expect competition from existing competitors and new companies that may enter the market or introduce new technologies in the future. We compete with several well-established companies both in the traditional orthodontic industry and the direct-to-consumer clear aligner industry, including Align Technologies, Dentsply Sirona (Byte), 3M Clarity Aligners, and Straumann Group. Although these companies offer clear aligner solutions, and thus do not use technologies similar to the Platform, we expect that potential patients will view clear aligner products as alternatives to the Platform. For this reason, we view any company in the clear aligners market as a potential competitor.

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

Our first generation Aerodentis System is a Class II medical device, which was cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process for movement and alignment of teeth during orthodontic treatment of malocclusion in April 2020. We are preparing to apply for 510(k) clearance for the updated version of the currently cleared device. Such updated Platform contains new and/or different components than the original device, which is why a new 510(k) clearance is required prior to marketing the Platform in the U.S. We have not yet filed a 510(k) submission for the Platform, and it has, thus, not been found by the FDA to be substantially equivalent to the first generation Aerodentis System. The manufacture, marketing and distribution of the Aerodentis System, as well as our next-generation Platform once cleared by FDA, if ever, is subject to continuing regulation and enforcement by FDA and other government authorities, which includes routine FDA inspections of our facilities to determine compliance with facility registration requirements, product listing requirements, medical device reporting regulations, and Quality System Regulations, among others. If FDA finds that we have failed to comply with Quality System Regulations or other legal or regulatory requirements, it or other government agencies may institute a wide variety of enforcement actions against us, ranging from Warning Letters to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) clearances already granted, and criminal prosecution. We have passed our International Organization for Standardization (“ISO”) and Medical Device Single Audit Program (“MDSAP”) certification process and have added the U.S. to our ISO/MDSAP certification in 2019.

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

Employees

As of December 31, 2024, we had 3 full-time employees and 1 part-time employee.

Company Information

Our principal executive offices are located at Shatner Street 3, Jerusalem, Israel, and our telephone number is +972 (0)74-700-6700. Our web page address is www.ZSmile.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC.

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

In its report dated February 19, 2025, Barzily & Co., our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2024, we had approximately $549 thousand of cash. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

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

Major public health issues, including pandemics could in the future materially affect our business due to their impact on the global economy and regional economies, demand for consumer products, the imposition or removal of public safety measures. Public health concerns may also limit the movement of products between regions, disrupt or delay supply chains and sales and distribution channels, resulting in interruptions of the supply of products.

The emergence of another pandemic, epidemic or infectious disease outbreak, and any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, financial condition and results of operations. The extent to which a future pandemic, an epidemic or an infectious disease outbreak impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope and the actions taken to contain or treat such pandemic, epidemic or outbreak.

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

We have incurred net operating losses since inception. For the years ended December 31, 2024 and 2023, we incurred net losses of $5.8 million and $3.6 million, respectively. From inception through the present, we have spent significant funds in organizational and start up activities, to recruit key managers and employees, to develop our Platform, and for research and development.

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

We expect to compete with a handful of large aligner companies including Align Technologies, Dentsply Sirona, 3M™ Clarity™ Aligners, and Straumann Group. We expect some additional competition from other teledentistry solutions, and from new entrants into the orthodontic supply or clear aligner markets. Some of these competitors may have greater resources as well as the ability to leverage existing channels in the dental market to compete directly with us. In addition, we may also face future competition from companies that introduce new technologies. We may be unable to compete with these competitors, and one or more of these competitors may render our technology obsolete or economically unattractive.

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

Quarter Ended	High	Low
December 31, 2024	$0.021	$0.0050
September 30, 2024	$0.024	$0.0036
June 30, 2024	$0.013	$0.0030
March 31, 2024	$0.019	$0.0062
December 31, 2023	$0.03	$0.0093
September 30, 2023	$0.0474	$0.01
June 30, 2023	$0.038	$0.0102
March 31, 2023	$0.04475	$0.0085
December 31, 2022	$0.0275	$0.009
September 30, 2022	$0.054	$0.0211
June 30, 2022	$0.074	$0.036
March 31, 2022	$0.1326	$0.035
December 31, 2021	$0.1349	$0.0811
September 30, 2021	$0.15	$0.0801
June 30, 2021	$0.34	$0.107
March 30, 2021	$0.58	$0.0475

Shareholders of Record

As of February 18, 2025, there were 235 stockholders of record holding 956,997,116 shares of common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2024, all sales of equity securities not registered under the Securities Act were included in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information as of December 31, 2024 regarding the shares of our Common Stock available for grant or granted under stock option plans and other compensation arrangements that (i) were adopted by our stockholders and (ii) were not adopted by our stockholder.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in common)
Equity Compensation plans approved by stockholders (1)	184,264,323	$0.0037	224,570,065
Equity Compensation plans not approved by stockholders	—	—	—
Total	184,264,323	$0.0037	224,570,065

(1)	Represents shares approved for issuance under the 2021 Plan and the 2023 Plan. All information in this table has been adjusted to give effect to the Share Exchange.

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

Share Exchange

As discussed above, on July 5, 2023, we entered into a Share Exchange Agreement (as amended by that certain Amendment to Share Exchange Agreement, dated August 14, 2023, the “Share Exchange Agreement”) , and on August 13, 2023, the share exchange (the “Share Exchange”) was consummated with Private Dror and all shareholders of Private Dror. Pursuant to the Share Exchange Agreement, on August 14, 2023, the shareholders of Private Dror transferred all of their ordinary shares in Private Dror to us in exchange for 7,576,999 newly issued shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 106,782,187 shares of our Common Stock. As a result of the Share Exchange, Private Dror became a wholly owned subsidiary of the Company.

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

Private Placement

In connection with the closing of the Share Exchange, pursuant to the Purchase Agreement, the Company sold in a private placement (the “Private Placement”) 186,363,631 shares of common stock (the Private Placement Shares), 2,886,364 shares of Series A Preferred Stock and warrants to purchase shares of common stock (the “Private Placement Warrants”), or a combination thereof, at an effective purchase price of $0.011 per Private Placement Share or share of Common Stock underlying such shares of Series A Preferred Stock to certain investors (the “Private Placement Investors”) in connection with the Private Placement. The Company received aggregate gross proceeds of $5,025,000 in connection with the first closing of the Private Placement on August 14, 2023 and an additional $200,000 in connection with a second closing of the Private Placement on September 13, 2023.

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

Going Concern

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2024, we had cash of approximately $549,000, working capital deficit of approximately $268,000, an accumulated deficit of approximately $19.5 million and used cash in operations during the twelve months ended December 31, 2024 of approximately $2.7 million. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. Such factors raise substantial doubt about our ability to sustain operations for at least one year from the issuance of the audited financial statements included in this Annual Report. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth the results of our operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		Change	Change
	2024	2023	$	%
Research and development	$1,540,097	$1,063,470	$476,627	45%
General and administrative	$1,437,832	$1,061,399	$376,433	35%
Share-based compensation	$2,246,033	$2,253,793	$(7,760)	0%
Other income (expense), net	$(551,989)	$810,779	$(1,362,768)	(168)%

Research and Development Expenses

Research and development expenses were $1,540,097 for the year ended December 31, 2024, compared to $1,063,470 for the year ended December 31, 2023. The increase in research and development expenses of $476,627 or 45%, was primarily due to increased outsourced consulting activities relating to the development of our new product and an increase in salaries.

General and Administrative Expenses

General and administrative expenses were $1,437,832 for the year ended December 31, 2024, compared to $1,061,399 for the year ended December 31, 2023. The increase in general and administrative expenses of $376,433 or 35%, was primarily due to an increase in professional fees relating to public company compliance following the Share Exchange as well as an increase in salaries and related expenses during the year ended December 31, 2024.

Share-based Compensation Expenses

Share-based compensation expenses were $2,246,033 for the year ended December 31, 2024, compared to $2,253,793 for the year ended December 31, 2023. The decrease in share-based compensation expenses of $7,760 or 0%, was considered not material.

Other income (expenses), net

Other expense was $551,989 for the year ended December 31, 2024, compared to $810,779 of income for the year ended December 31, 2023. The decrease in other income, net of $1,362,768 or 168%, was primarily due to liquidated damages accrual of $520,000, no retirement of royalty accrual and exchange rate differences resulting from the translation of NIS based assets and liabilities to U.S. Dollars.

Liquidity and Capital Resources

Sources of Liquidity

We do not have revenues to fund operations. We anticipate that we will continue to incur significant losses as it continues to develop its product. Historically, our primary source of cash has been proceeds from the sale of equity instruments. We raised $5.225 million through the Private Placement and sale of the Private Placement Shares to new investors concurrent with the Share Exchange. We intend to spend approximately $1 million over the next 12 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

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

Private Placement

See the section above titled “MD&A—Our Company—Private Placement.”

Cash Flows for the Years Ended December 31, 2024 and 2023

	Years ended December 31,
	2024	2023
Cash provided (used) in
Operating activities	$(2,741,822)	$(2,394,162)
Investing activities	(25,849)	17,966
Financing activities	-	4,653,204
Foreign exchange differences on cash	(30,728)	31,776
Net increase (decrease) in cash and cash equivalents	$(2,798,399)	$2,308,784

Cash Used in Operating Activities

Net cash used in operating activities was $2,741,822 for the year ended December 31, 2024 as compared to $2,394,162 for the year ended December 31, 2023. The amount for the year ended December 31, 2024 primarily consisted of a net loss of $5,775,951 offset by non-cash charges of $2,276,771 (including: Share-based compensation expense of $2,246,033, depreciation expense of $4,035 and foreign exchange differences of $26,703), and an increase in operating assets and liabilities excluding cash of $757,358. The amount for the year ended December 31, 2023 primarily consisted of a net loss of $3,567,883 offset by non-cash charges of $1,443,684 (including: Share-based compensation expense of $2,253,793, depreciation expense of $670, partially offset by gain on retirement of royalty accrual of $720,632 and gain on foreign exchange differences of $90,147), and a decrease in operating assets and liabilities excluding cash of $269,963.

Cash Provided by Investing Activities

During the year ended December 31, 2024, net cash used by investing activities was $25,849 relating to the purchase of fixed assets. During the year ended December 31, 2023, net cash provided by investing activities was $17,966 relating to the cash received in the Share Exchange.

Cash Provided by Financing Activities

During the year ended December 31, 2024, there was no cash provided by financing activities. During the year ended December 31, 2023, net cash provided by financing activities was $4,653,204 relating to the net proceeds from the private placement raise.

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

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements as of and for the years ended December 31, 2024, and December 31, 2023, are included beginning on page F-1 immediately following the signature page to this Annual Report. See Item 15 for a list of the financial statements included herein.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

During the year ended December 31, 2024, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

On February 18, 2025, we and Mr. Haddad entered into the Haddad First Amendment, Haddad Second Amendment (each as defined herein), and we and Mr. Shvets entered into the Shvets First Amendment and Shvets Second Amendment (each as defined herein). See “Part III, Item 11 – Executive Compensation – Employment Agreements.” The descriptions of the Haddad First Amendment, the Haddad Second Amendment, the Shvets First Amendment and the Shvets Second Amendment contained herein and in “Part III, Item 11 – Executive Compensation – Employment Agreements” are not complete and are qualified in their entirety by reference to the full text of such agreements, which are attached to this Annual Report on Form 10-K as Exhibits 10.17, 10.18, 10.19 and 10.20, respectively, and incorporated by reference herein.

Item 9C Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

The following persons became our directors and executive officers on August 14, 2023 and hold the positions set forth opposite their respective names as of February 18, 2025:

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

Chaim Hurvitz

Mr. Hurvitz has served as a director and Chairman of our Board since January 17, 2012. Mr. Hurvitz has founded and has served as a chief executive office of C.H. Health, a healthcare focused venture capital firm since May 2011. His investments through CH Health have included several successful exits including the NASDAQ IPOs of Galmed Pharmaceuticals Ltd. (NASDAQ: GLMD) (“Galmed”) and UroGen Pharma Ltd. (NASDAQ: URGN) (“UroGen”). He was previously a member of Teva’s senior management, serving as the President of Teva International Group from 2002 through 2010, Vice-President of Israeli Pharmaceutical Sales from 1999 through 2002 and President and CEO of Teva Pharmaceuticals Europe from 1992 through 1999. Mr. Hurvitz presently serves the chairman of Univo Pharmaceuticals Ltd., the chairman of Shirat Hachaim Ltd., a director of Celexir, a director of Genoscience Pharma S.A.S., and has previously served as the chairman CTG Weld Limited, the chairman of PolyPid Ltd. (NASDAQ: PYPD), as the chairman of Galmed, as a director of UroGen, and as a director of Teva Pharmaceuticals Industries Ltd. (NYSE: TEVA). Mr. Hurvitz is also a member of management of the Manufacturers Association of Israel and Head of its Pharmaceutical branch. Mr. Hurvitz received a B.A. in political science and economics from Tel Aviv University in 1985. We believe that Mr. Hurvitz’s extensive management experience in the healthcare industry qualifies him to serve as a member of our Board.

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

Involvement in Certain Legal Proceedings

None of the members of the Board or our executive officers has, in the last ten years, been involved in any legal proceeding of the type described under Item 103I (2) or Item 401(f) of Regulation S-K.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of the forms received by us during the fiscal year ended December 31, 2024 and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year with the following exceptions: Mr. Haddad, Mr. Hurvitz, Mr. Shvets, and Mr. Englander filed Form 4s on June 25, 2024, disclosing the acquisition of stock options on June 17, 2024.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years indicated below.

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock awards ($)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Eliyahu (Lee) Haddad	2024	447,832	—	—	—	—	—	—	447,832
(Chief Executive Officer and Director)	2023	419,962	—	—	2,506,941	—	—		2,926,903
Moshe Shvets	2024	424,197	—	—	—	—	—	—	424,197
(Chief Technology Officer)	2023	313,770	—	—	1,504,145	—	—	—	1,817,915

(1)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year. The average exchange rate for 2024 was 3.647 NIS per dollar and the average exchange rate for 2023 was 3.690 NIS per dollar.

(2)

In accordance with SEC rules, this column reflects the aggregate fair value of the option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 11 to our financial statements included in this prospectus.

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

Bonus Compensation

During fiscal years 2024 and 2023, our named executive officers are not eligible to receive a discretionary annual bonus based on individual and company performance.

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

Employment Agreements

Eliyahu (Lee) Haddad, Chief Executive Officer and Director

On December 6, 2021, Private Dror entered into an employment agreement (the “Haddad Employment Agreement”) with Mr. Haddad to serve as Private Dror’s chief executive officer. Pursuant to this employment agreement, Mr. Haddad is entitled to a monthly salary (including all social benefit payments provided under Israeli law) of $22,256. Mr. Haddad is also entitled to an annual bonus based on achievement of objectives and the Board’s approval. In connection with his employment agreement, Mr. Haddad was granted options to purchase five percent (5%) of our fully diluted Ordinary Shares issued and issuable on the date of the employment agreement, which options shall vest in three tranches, on the first, second, and third anniversary of the date of the employment agreement. The options are subject to accelerated vesting upon the achievement by us of certain performance milestones. We cannot terminate Mr. Haddad’s employment not for “cause,” and in circumstances constituting “cause,” we may terminate the agreement effective immediately. Mr. Haddad can terminate the agreement for convenience upon 30 days written notice, and may terminate the agreement immediately for “good reason.” If Mr. Haddad’s employment is terminated without cause, or Mr. Haddad resigns for good reason, he is entitled to twelve month’s salary.

Following the closing of the Share Exchange, the Board appointed Mr. Haddad to the office of Chief Executive Officer on the terms of the Haddad Employment Agreement.

On February 18, 2025, effective as of June 30, 2023 (the “Haddad First Amendment Effective Date”), we and Mr. Haddad entered into the First Amendment to the Haddad Employment Agreement (the “Haddad First Amendment”), pursuant to which we agreed, beginning on the Haddad First Amendment Effective Date, that Mr. Haddad’s salary shall be increased to a yearly net salary of $200,000. Additionally, pursuant to the terms of the Haddad First Amendment, Mr. Haddad shall receive a one-time payment upon achievement of the following milestones (subject to the determination of the Board that such milestones have been achieved) (i) $25,000 upon reaching a commercially available product and (ii) $50,000 upon the Company having reached and maintained a market capitalization of $100,000,000 for 30 trading days. Additionally, subject to the approval of the Board of Novint Technologies, Inc. (“Novint”) the adoption by Novint of an option plan, and the submission of such plan with the Israeli tax authorities, Mr. Haddad shall be issued with options to purchase shares of common stock of Novint as follows: (i) 50% of the outstanding share capital of Novint at a $100,000,000 valuation for 30 days, (ii) 50% of the outstanding share capital of Novint at a $200,000,000 valuation for 30 days, (iii) 50% of the outstanding share capital of Novint at a $350,000,000 valuation for 30 days, and (iv) 50% of the outstanding share capital of Novint at a $500,000,000 valuation for 30 days.

On February 18, 2025, effective as of February 5, 2025, we and Mr. Haddad entered into the Second Amendment to the Haddad Employment Agreement (the “Haddad Second Amendment”), pursuant to which we agreed that Mr. Haddad’s pension and severance pay contributions on his behalf be made from a lower salary than Mr. Haddad’s monthly salary and that (i) from January 2023 through July 2023, the base salary for pension and severance contributions was NIS 38,000, (ii) from August 2023 through December 2023, the base salary for pension and severance contributions was NIS 29,675.08, and (iii) from January 2024 through December 2024, the base salary for pension and severance NIS 24,500.

Moshe Shvets, Chief Technology Officer

On January 26, 2022, Private Dror entered into an employment agreement (the “Shvets Employment Agreement”) with Mr. Shvets to serve as Private Dror’s Senior Vice President, effective as of December 1, 2021. Mr. Shvets was named Chief Technology Officer as of July 20, 2020. Pursuant to his employment agreement, Mr. Shvets is entitled to a monthly gross salary of NIS 32,000. Mr. Shvets is also entitled to certain social and fringe benefits as set forth in the employment agreement. In connection with his employment agreement, Mr. Shvets was granted options to purchase three percent (3%) of our fully diluted Ordinary Shares issued and issuable on the date of the employment agreement, which options shall vest in three tranches, on the first, second, and third anniversary of the date of the employment agreement. The options are subject to accelerated vesting upon the achievement by us of certain performance milestones. Mr. Shvets’ employment can be terminated by either party for convenience upon 30 days written notice.

Following the closing of the Share Exchange, the Board appointed Mr. Shvets to the office of Chief Technology Officer on the terms of the Shvets Employment Agreement.

On February 18, 2025, effective as of June 30, 2023 (the “Shvets First Amendment Effective Date”), we and Mr. Shvets entered into the First Amendment to the Shvets Employment Agreement (the “Shvets First Amendment”), pursuant to which we agreed, beginning on the Shvets First Amendment Effective Date, that Mr. Shvets’s salary shall be increased to a yearly net salary of $150,000. Additionally, pursuant to the terms of the Shvets First Amendment, Mr. Shvets shall receive a one-time payment upon achievement of the following milestones (subject to the determination of the Board that such milestones have been achieved) (i) $25,000 upon reaching a commercially available product and (ii) $50,000 upon the Company having reached and maintained a market capitalization of $100,000,000 for 30 trading days.

On February 18, 2025, effective as of February 5, 2025, we and Mr. Shvets entered into the Second Amendment to the Shvets Employment Agreement (the “Shvets Second Amendment”), pursuant to which we agreed that Mr. Shvets’s pension and severance pay contributions on his behalf be made from a lower salary than Mr. Shvets’s monthly salary and that (i) from January 2023 through July 2023, the base salary for pension and severance contributions was NIS 32,000, (ii) from August 2023 through December 2023, the base salary for pension and severance contributions was NIS 46,250, and (iii) from January 2024 through December 2024, the base salary for pension and severance NIS 24,500.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2024. Information in this table has been adjusted to give pro forma effect to the Share Exchange.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Eliyahu (Lee) Haddad (Chief Executive Officer and Director)	95,965,715	(1)	-	(1)	—	$0.0037	August 14, 2033

Moshe Shvets (Chief Technology Officer and Director)	57,578,694	(2)	-	(2)	—	$0.0037	August 14, 2033

(1)	On December 6, 2021, Mr. Haddad was granted options to purchase up to 26,097 ordinary shares of Private Dror at an exercise price of $14.15 per ordinary share. In connection with the Share Exchange, these options were exchanged for options to purchase up to 95,965,715 shares of Common Stock at an exercise price of approximately $0.0038480 per share. These options vest in three tranches, on the first, second, and third anniversary of the employment start date. The options are subject to accelerated vesting upon the achievement by us of certain performance milestones.

(2)	On December 1, 2021, Mr. Shvets was granted options to purchase up to 15,658 ordinary shares of Private Dror at an exercise price of $14.15 per ordinary share. In connection with the Share Exchange, these options were exchanged for options to purchase up to 57,578,694 shares of Common Stock at an exercise price of approximately $0.0038480 per share. These options vest in three tranches, on the first, second, and third anniversary of the employment start date. The options are subject to accelerated vesting upon the achievement by us of certain performance milestones.

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

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more below, and as set forth in the Summary Compensation Table with respect to our employee directors, we did not pay any compensation to, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in 2024.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chaim Hurvitz	—	—	170,920	—	—	—	170,920
Chaim Ravad (2)	55,000	—	—	—	—	—	55,000
Yehuda Englander (3)	33,942	—	—	—	—	—	33,942

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of option awards granted during the fiscal year ended December 31, 2022, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 2 to our financial statements included in this prospectus.

(2)	On February 7, 2024, we entered into a consulting agreement (the “Ravad Consulting Agreement”) with Mr. Ravad, pursuant to which, in consideration for certain services provided as a board member, Mr. Ravad would receive a cash fee of $5,000 each month. The Ravad Consulting Agreement is terminable by either party upon 30 days written notice to the other party, and it will terminate automatically once Mr. Ravad has received fees in the aggregate amount of $55,000.

(3)	On June 1, 2022, Private Dror entered into a consulting agreement (the “Englander Consulting Agreement”) with Mr. Englander, pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander receives a cash fee of NIS 3,500 + VAT each month and was also granted with options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in connection with the Share Exchange and shall vest in three tranches on the first, second, and third anniversary of the date of the consulting agreement. The options are subject to accelerated vesting upon an exit event.

Effective as of February 7, 2024, we entered into the First Amendment to the Englander Consulting Agreement with Mr. Englander, which provided that Mr. Englander’s monthly cash fee in respect of the services provided would be equal to $2,500 + VAT.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Common Stock as of February 18, 2025:

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

The beneficial ownership percentages set forth in the following table are based on 956,997,116 shares of Common Stock and 5,847,937 shares of Preferred Stock, which are entitled to cast an aggregate of 1,583,936,559 votes, outstanding as of February 18, 2025.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned		Percent of Class	Number of Shares of Series A Convertible Preferred Stock Beneficial Owned		Percent of Class
Directors and Named Executive Officers
Eliyahu (Lee) Haddad	105,710,389	(2)	9.99%	—		—
Moshe Shvets	47,800,000	(3)	4.99%	213,621	(3)	3.65%
Chaim Hurvitz	47,800,000	(4)	4.99%	114,151	(4)	1.95%
Chaim Ravad	47,800,000	(5)	4.99%	1,672,946	(5)	28.61%
Yehuda Englander	6,398,386	(6)	*	—		—

All Directors and Executive Officers as a Group (5 persons)	255,508,775		24.96%	2,100,188		35.91%

*	Represents beneficial ownership of less than 1%.

(1)	Except as expressly noted in the footnotes below, beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. The amounts set forth in this table reflect the application of various limitations on the exercise of certain warrants and the conversion of shares of Preferred Stock, including beneficial ownership limitations.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Dror Ortho-Design, Inc., Shatner 3, Jerusalem, Israel.

(2)	Represents (1) 4,545,454 shares of Common Stock held by Mr. Haddad, and (2) 101,164,935 shares of Common Stock issuable upon the exercise of options upon that are exercisable within 60 days of February 18, 2025.

(3)

Represents (1) 47,800,000 shares of Common Stock held by Mr. Shvets and (2) 53,211,317 shares of Common Stock issuable upon the conversion of shares of Preferred Stock held by Mr. Shvets that are exercisable or convertible within 60 days of February 18, 2025.

(4)

Represents (1) 47,800,000 shares of Common Stock held by Mr. Hurvitz. and (2) 53,211,317 shares of Common Stock issuable upon the conversion of shares of Preferred Stock held by Shirat Hachaim Ltd. (“Shirat Hachaim”) that are convertible within 60 days of February 18, 2025. Mr. Hurvitz is the sole owner of Shirat Hachaim and has sole voting and dispositive power over shares held by Shirat Hachaim.

(5)	Represents 47,800,000 shares of Common Stock held by Mr. Ravad.

(6)	Represents 6,398,386 shares of Common Stock issuable upon the exercise of options held by Mr. Englander that are exercisable within 60 days of February 18, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements discussed under “Executive Compensation,” the following is a description of transactions since January 1, 2023 to which we have been a party, in which the amount involved exceeds or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We also describe below certain other transactions with our directors, executive officers and stockholders.

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

	For the year ended December 31,
	2024	2023
Audit fees(1)	$66,394	$59,782
Audit-related fees(2)	$0	$7,939
Tax-related fees(3)	$0	$0
All other fees(4)	$0	$0
Total fees	$66,394	$67,721

(1)	Audit fees for 2024 and 2023 primarily related to the audit of our annual consolidated financial statements for the 2024 and 2023 fiscal year, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q or included in a Form 8-K for the 2024 and 2023 fiscal year.

(2)	Audit-related fees billed in 2023 included services performed relating to the Share Exchange.

(3)	There were no tax-related fees billed in 2024 or 2023.

(4)	There were no other fees billed in 2024 or 2023.

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

Item 16. Form 10–K Summary.

None.

Index to Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated July 5, 2023, by and among Dror Ortho-Design, Inc., Dror Ortho-Design Ltd., and certain shareholders of Dror Ortho-Design Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
2.2	Amendment to the Share Exchange Agreement, dated August 14, 2023, by and among Dror Ortho-Design, Inc., Dror Ortho-Design Ltd., and certain shareholders of Dror Ortho-Design Ltd. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
3.1	Amended and Restated Certificate of Incorporation of Dror Ortho-Design, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
3.3	Certificate of Correction to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Dror Ortho-Design, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on November 14, 2023)
3.4	Amended and Restated Certificate of Incorporation of Dror Ortho-Design, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2024)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K, filed with the Commission on March 1, 2007)
3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A, filed with the Commission on November 14, 2023)
4.1	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024)
10.1+	Employment Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Eliyahu (Lee) Haddad (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.2+	Employment Agreement, dated January 26, 2022, between Dror Ortho-Design Ltd. and Moshe Shvets (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.3+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Eliyahu (Lee) Haddad (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.4+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Moshe Shvets (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.5+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Chaim Hurvitz (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.6+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Chaim Ravad (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.7+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Yehuda Englander (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)

10.8+	Consulting Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Yaacov Bodner (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.9+	2021 Share Incentive Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.10+	2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.11	Securities Purchase Agreement, dated August 14, 2023, between Dror Ortho-Design, Inc. and certain purchasers identified therein (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.12	Registration Rights Agreement, dated August 14, 2023, between Dror Ortho-Design, Inc. and certain purchasers identified therein (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.14+	Services Agreement, dated June 1, 2022, between Dror Ortho-Design Ltd. and Yehuda Englander (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 18, 2023)
10.15+	First Amendment to Services Agreement, dated February 7, 2023, between Dror Ortho-Design, Inc. and Yehuda Englander (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024)
10.16+	Services Agreement, dated February 7, 2023, between Dror Ortho-Design, Inc. and Chaim Ravad (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024)
10.17+*	Amendment to Personal Employment, dated as of February 18, 2025, effective as of June 30, 2023, by and between Dror Ortho-Design Ltd. and Eliyahu Haddad
10.18+*	Amendment to Personal Employment, dated as of February 18, 2025, effective as of February 5, 2025, by and between Dror Ortho-Design Ltd. and Eliyahu Haddad
10.19+*	Amendment to Personal Employment, dated as of February 18, 2025, effective as of June 30, 2023, by and between Dror Ortho-Design Ltd. and Moshe Shvets
10.20+*	Amendment to Personal Employment, dated as of February 18, 2025, effective as of February 5, 2025, by and between Dror Ortho-Design Ltd. and Moshe Shvets
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 9, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DROR-ORTHO DESIGN, INC.

Date: February 19, 2025	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eliyahu (Lee) Haddad as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eliyahu (Lee) Haddad	Chief Executive Officer and Director (Principal Executive Officer and	February 19, 2025
Eliyahu (Lee) Haddad	Principal Financial and Accounting Officer)

/s/ Chaim Hurvitz	Director and Chairman of the Board	February 19, 2025
Chaim Hurvitz

/s/ Moshe Shvets	Chief Technology Officer and Director	February 19, 2025
Moshe Shvets

/s/ Chaim Ravad	Director	February 19, 2025
Chaim Ravad

/s/ Yehuda Englander	Director	February 19, 2025
Yehuda Englander

DROR ORTHO-DESIGN, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dror Ortho-Design Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dror Ortho-Design Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon external sources for financing its operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As described in note 1 to the financial statements, the Company is exploring additional fundraising opportunities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2023.

/s/ Barzily and Co.

Jerusalem, Israel

February 19, 2025

DROR ORTHO-DESIGN, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash	$549,444	$3,347,843
Receivables and prepaid expenses	89,139	114,100
Total Current Assets	638,583	3,461,943

Non-current Assets:
Property and equipment at cost, net of accumulated depreciation	24,142	2,328
Total Assets	662,725	3,464,271

Liabilities And Stockholders’ Equity (DEFICIENCY)

Current Liabilities:
Accounts payable	$215,359	$106,833
Accrued expenses and other payables	171,379	190,271
Registration Rights Agreement liability	520,000	—
Total Current Liabilities	906,738	297,104

Non-current Liabilities:
Accrued severance	123,981	5,243
Total Liabilities	1,030,719	302,347

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred A Stock, $0.0001 par value, 12,500,000 shares authorized; 5,847,937 and 10,463,363 shares outstanding at December 31, 2024 and 2023, respectively	585	1,047
Common stock, $0.0001 par value; 3,254,475,740 and 500,000,000 shares authorized; 956,997,116 and 495,454,546 shares issued and outstanding at December 31, 2024 and 2023, respectively	95,699	49,545
Additional paid-in capital	19,042,378	16,842,037
Accumulated deficit	(19,506,656)	(13,730,705)
Total Stockholders’ Equity (Deficiency)	(367,994)	3,161,924
Total Liabilities and Stockholders’ Equity (Deficiency)	$662,725	$3,464,271

The accompanying notes are an integral part of these consolidated financial statements

DROR ORTHO-DESIGN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars)

	Year Ended
	December 31, 2024	December 31, 2023
Operating Expenses
Research and development	$1,540,097	$1,063,470
General and administrative expenses	1,437,832	1,061,399
Share-based compensation	2,246,033	2,253,793
Total Operating Expenses	5,223,962	4,378,662

Loss from operations	(5,223,962)	(4,378,662)

Financial income (expense), net	(31,989)	90,147
Gain on retirement of royalty accrual	—	720,632
Registration Rights Agreement expense	(520,000)	—
Total other income (expense)	(551,989)	810,779

Loss before provision for income taxes	(5,775,951)	(3,567,883)

Provision for income taxes	—	—
Net loss	$(5,775,951)	$(3,567,883)

Net loss per common share
Basic and Diluted	$(0.01)	$(0.01)

Weighted-average common shares outstanding
Basic and Diluted*	672,511,484	296,664,409

*	The number of shares of Common and Preferred A Stock outstanding were retroactively adjusted as a result of the Share Exchange. See Note 1

The accompanying notes are an integral part of these consolidated financial statements

DROR ORTHO-DESIGN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(U.S. dollars)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares*	Amount	Shares*	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2024	10,463,363	$1,047	495,454,546	$49,545	—	$—	$16,842,037	$(13,730,705)	$3,161,924
Stock-based compensation	—	—	—	—	—	—	2,246,033	—	2,246,033
Conversion of Series A Preferred Stock into Common Stock	(4,615,426)	(462)	461,542,570	46,154	—	—	(45,692)	—	—
Net loss	—	—	—	—	—	—	—	(5,775,951)	(5,775,951)
Balance at December 31, 2024	5,847,937	$585	956,997,116	$95,699	—	$—	$19,042,378	$(19,506,656)	$(367,994)

Balance at January 1, 2023	7,576,999	$758	437,735,093	$43,774	—	$—	$10,714,366	$(10,162,822)	$596,076
Return of founders shares to the Company as part of claim settlement	—	—	(330,952,906)	(33,096)	330,952,906	33,096	—	—	—
Private Placement Investment, net of issuance costs ($571,796)	2,886,364	289	186,363,631	18,636	—	—	4,634,279	—	4,653,204
Settlement of Treasury Stock prior to recapitalization	—	—	—	—	(330,952,906)	(33,096)	33,096	—	—
Reverse re-capitalization	—	—	202,308,728	20,231	—	—	(793,497)	—	(773,266)
Stock-based compensation	—	—	—	—	—	—	2,253,793	—	2,253,793
Net loss	—	—	—	—	—	—	—	(3,567,883)	(3,567,883)
Balance at December 31, 2023	10,463,363	$1,047	495,454,546	$49,545	—	$—	$16,842,037	$(13,730,705)	$3,161,924

*	The number shares of Common and Preferred A Stock outstanding were retroactively adjusted as a result of the Share Exchange. See Note 1

The accompanying notes are an integral part of these consolidated financial statements

DROR ORTHO-DESIGN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,775,951)	$(3,567,883)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,246,033	2,253,793
Gain on retirement of royalty accrual	—	(720,632)
Depreciation	4,035	670
Foreign exchange differences	26,703	(90,147)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	24,961	(7,264)
Accounts payable	112,551	44,111
Accrued expenses and other payables	(18,892)	(110,231)
Registration Rights Agreement liability	520,000	—
Founders claim accrual	—	(207,844)
Accrued royalties	—	6,438
Accrued severance	118,738	4,827
Net cash used in operating activities	(2,741,822)	(2,394,162)

Cash flows from investing activities:
Cash acquired in reverse recapitalization	—	17,966
Purchase of property and equipment	(25,849)	—
Net cash provided by (used in) investing activities	(25,849)	17,966

Cash flows from financing activities:
Proceeds from private placement raise	—	5,225,000
Issuance costs	—	(571,796)
Net cash provided by financing activities	—	4,653,204

Effect of exchange rate changes on cash	(30,728)	31,776

Net increase (decrease) in cash	(2,798,399)	2,308,784
Cash, beginning of year	3,347,843	1,039,059
Cash, end of year	$549,444	$3,347,843

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash activities:
Shares issued at reverse recapitalization	$—	$20,231
Net liabilities assumed in reverse recapitalization	$—	$791,232
Return of founders shares to the Company as part of claim settlement	$—	33,096
Settlement of Treasury Stock prior to recapitalization	$—	33,096

The accompanying notes are an integral part of these consolidated financial statements

DROR ORTHO-DESIGN INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Dror Ortho-Design, Inc., a Delaware corporation (the “Company”) was incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On August 14, 2023, following a share exchange agreement, the Company changed its name from “Novint Technologies, Inc.” to “Dror Ortho-Design, Inc.”. Following the Share Exchange (as defined below), the Company succeeded the business of Dror Ortho-Design, Ltd. (“Private Dror”) as its sole line of business. The Company is involved in the research and development of an orthodontic alignment platform and has not yet reached the sales stage for its product.

The Company’s stock is quoted on the OTC Pink Market under the symbol “DROR.”

Reverse Recapitalization

On July 5, 2023, Private Dror entered into a share exchange agreement with the Company and on August 14, 2023 the share exchange was consummated (the “Share Exchange”). As a result of the Share Exchange, the shareholders of Private Dror exchanged all 235,089 of their outstanding shares of common stock, for 106,782,187 shares of the Company’s common stock, par value $0.0001 per share (the “common stock” or the “Common Stock”) and 7,576,999 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”). Pursuant to the terms of the Share Exchange, the Company raised $5,225,000 as part of a private placement funding (the “Private Placement”), and the Private Placement Investors received 186,363,631 shares of common stock (the “Private Placement Shares”), 2,886,364 shares of Series A Preferred Stock and warrants to purchase shares of common stock (the “Private Placement Warrants”). As a result, Private Dror became a wholly owned subsidiary of the Company and the Private Dror shareholders hold 56.1% of the Company’s common stock equivalents based on the common and preferred shares received in the Share Exchange.

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

Going Concern and Management’s Plans

The financial statements are presented on a going concern basis. The Company has not yet generated any material revenues, has suffered recurring losses from operations with an accumulated deficit of $19,506,656   as of December 31, 2024, and is dependent upon external sources for financing its operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approvals, and ultimately the market acceptance of the Company’s products. There is no assurance that the Company will be successful in raising these funds. These financial statements do not include adjustments that may result from the outcome of these uncertainties. The Company is exploring additional fundraising opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements for the years ended December 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters”. The functional currency of the Company and its subsidiary is the United States Dollar (“US$”) as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in US$. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the US Dollar to the Israeli Shekel was 3.647 and 3.627 as of December 31, 2024 and 2023, respectively.

Cash

The Company’s cash is held with financial institutions in the United States and Israel. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Account balances held in the Unites States may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2024 and 2023, the Company had $0 and $145,168, respectively, in excess of the FDIC insurance limit. As of December 31, 2024 and 2023, the Company had $544,175 and $2,935,078, respectively, in Israeli financial institutions, which is uninsured. The Company has not experienced any losses in such accounts with these financial institutions.

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

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Since the Company does not have sufficient historical data regarding its volatility of its common stock, the expected volatility used is based on volatility of similar publicly listed companies in comparable industries. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of both December 31, 2024 and 2023, there were no unrecognized uncertain income tax positions.

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

For the years ended December 31, 2024 and 2023, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. Each Series A Preferred Stock is convertible into 100 shares of Common Stock, and is included in the table as if converted. As of December 31, 2024 and 2023, shares issuable which could potentially dilute future earnings were as follows:

	December 31,
	2024	2023

Preferred Shares	584,793,654	1,046,336,299
Warrants	975,288,919	964,834,419
Stock Options	184,264,323	163,142,084
Shares excluded from the calculation of diluted loss per share	1,744,346,896	2,174,312,802

Reclassification

General and administrative expenses amounting to $59,027 were reclassified to research and development expenses for the year ended December 31, 2023, to conform with current period presentation. The reclassification had no effect on the net loss for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The adoption of the ASU did not have a material impact on its consolidated financial statements related disclosures (See Note 17).

In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification topics, allow investors to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. The Company does not expect ASU 2023-06 will have a material impact to its consolidated financial statements or related disclosures.

NOTE 3 – RECEIVABLES AND PREPAID EXPENSES:

	December 31,
	2024	2023

VAT receivable	$57,875	73,784
Prepaid expenses	30,000	34,802
Other assets	1,264	5,514
	$89,139	114,100

NOTE 4 – PROPERTY AND EQUIPMENT:

	December 31,
	2024	2023

Equipment and furniture	$35,416	9,567
Less accumulated depreciation	(11,274)	(7,239)
Property and equipment, net	$24,142	2,328

Depreciation expense was $4,035 and $670 for the years ended December 31, 2024 and 2023, respectively.

NOTE 5 – ACCRUED EXPENSES:

	December 31,
	2024	2023

Salary and related expenses	$90,203	95,566
Accrued audit fees	56,250	40,000
Accrued legal fees	-	30,000
Accrued consulting fees	24,076	24,705
Other expenses	850	-
	$171,379	190,271

NOTE 6 – REGISTRATIONS RIGHTS AGREEMENT LIABILITY:

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

Pursuant to Section 6(e) of the Registration Rights Agreement, the provisions of the Registration Rights Agreement may be amended by obtaining the written consent of the Company and the Private Placement Investors holding 50.1% or more of the then-outstanding Registrable Securities (the “Required Holders”). On February 9, 2024, the Company filed a registration statement on Form S-1 registering for resale the Registrable Securities, which was declared effective by the SEC on June 14, 2024. On August 13, 2024, the Company and the Required Holders entered into an Amendment to the Registration Rights Agreement (“Registration Rights Agreement Amendment”), pursuant to which effective retroactively to September 28, 2023, (i) the date in which a registration statement registering the resale of the Registrable Securities (the “Registration Statement”) is required to be filed pursuant to the Registration Rights Agreement was amended to February 9, 2024, and (ii) the date in which the Registration Statement is required to be declared effective by the SEC pursuant to the Registration Rights Agreement was amended to June 14, 2024. In consideration for entering into the Registration Rights Agreement Amendment, the Company agreed to pay the Private Placement Investors the liquidated damages equal to the amount that would otherwise have accrued pursuant to the Registration Rights Agreement, without giving effect to the Registration Rights Agreement Amendment, which became due and payable upon signing the Registration Rights Agreement Amendment on August 13, 2024, and which did not become due or payable prior to such date. The Company recorded $520,000 as Registration Rights Agreement Liability   in respect of the Registration Rights Agreement Amendment. This liability does not bear interest and a repayment date has not yet been determined.

NOTE 7 – FOUNDERS CLAIM ACCRUAL:

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

NOTE 8 – ACCRUED ROYALTIES:

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

NOTE 9 – ACCRUED SEVERANCE:

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Israel pension and severance pay liability to employees are covered mainly by regular deposits with recognized pension and severance pay funds under the employees’ names and through the purchase of insurance policies. The deposits presented in the balance sheet include profits accumulated to the balance sheet date. The amounts funded as above are not reflected in the balance sheet since they are not under the control and management of the Company. Although certain employees have waived their rights to receive severance pay on a portion of their salaries, the Company has recorded a provision for the full amount that would have been required under Israeli labor law.

	December 31,
	2024	2023

Severance liability	$219,520	27,186
Funded portion	(95,539)	(21,943)
Severance liability, net of funded portion	$123,981	5,243

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Israel Innovation Authority

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, in accordance with the terms of the grant, the Company is required to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate based on LIBOR. Beginning from January 1, 2024 the rate will be adjusted to SOFR (Secured Over Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties can increase in the event of production outside of Israel or the sale of any intellectual property developed under the grant to a non-Israeli entity. The current contingent royalty obligation as of December 31, 2024 and 2023 is approximately $1.18 and $1.12 million, respectively.

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

War in Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. The Company’s research and development activities are located in Israel. Currently, such activities in Israel remain largely unaffected. During the year ended December 31, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial. Management will continue to monitor the effect of the war on the Company’s financial position and results of operations.

NOTE 11 – STOCKHOLDERS’ EQUITY:

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Common Stock

On January 4, 2024, the Company filed its Amended and Restated Certificate of Incorporation, which provided for the number of authorized shares of the Company’s common stock, par value $0.0001 per share, to be increased from 500,000,000 to 3,254,475,740. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. The Company had 956,997,116 and 495,454,546 shares of common stock issued and outstanding as of December 31, 2024 and 2023, respectively.

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

As part of the Private Dror founders claim settlement agreement (see Note 7), 330,952,906 shares of common stock were returned to the Private Dror in February 2023. These shares were initially classified as Treasury Stock and were retired as part of the Share Exchange Agreement.

Pursuant to the terms of the Share Exchange, the Company raised $5,225,000 as part of the Private Placement, $5,025,000 from a first closing on August 14, 2023 and an additional $200,000 from a second closing on September 13, 2023. The Private Placement Investors received 186,363,631 shares of common stock and 2,886,364 shares of Series A Preferred Stock.

Transaction expenses relating to the private placement funding and for the Share Exchange totaled $571,796, and are offset against the proceeds in Additional Paid-In Capital recorded as part of the Private Placement and the Share Exchange.

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of $0.0001 par value non-redeemable preferred stock. As of December 31, 2024 and 2023, 5,847,937 and 10,463,363 shares of Series A Preferred Stock were outstanding, respectively.

The following is a summary of the principal terms of the Series A Preferred Stock as set forth in the Certificate of Designation.

Conversion

The Series A Preferred Stock has a Stated Value of $1.10 and is convertible into common stock at any time at a conversion price of $0.011, or 100 shares of Common Stock for each share of Preferred A Stock, subject to adjustment for certain anti-dilution provisions set forth in the Series A Certificate of Designation. Upon conversion the shares of Series A Preferred Stock will resume the status of authorized but unissued shares of preferred stock of the Company. During the year ended December 31, 2024, holders of the Series A Preferred Stock converted 4,615,426 of Series A Preferred Stock into 461,542,570 shares of Common Stock.

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

Warrants

Prior to the Share Exchange, there were 510,794,865 warrants to purchase shares of common stock held by Private Dror shareholders. Pursuant to the warrant terms, 20,960,439 warrants expired as a result of the Share Exchange. On August 14, 2023, the Company issued warrants to purchase up to 489,834,426 shares of Common Stock to Private Dror shareholders in exchange for their outstanding warrants, and warrants to purchase up to 456,818,176 shares of Common Stock to the Private Placement Investors in respect of their investment, in addition to warrants to purchase up to 18,181,817 shares of Common Stock issued to Private Placement Investors in a subsequent closing on September 13, 2023. The warrants expire five years from the initial exercise date and are exercisable at an exercise price of $0.033 per share. The initial exercise date was dependent on the authorization of additional shares of common stock which occurred on December 28, 2023. The warrants contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

On April 17, 2024, the Board of Directors approved the issuance of 10,454,500 warrants to purchase shares of Common Stock to Oriole Avenue Inc. (“Oriole”) (see Note 16) with the same terms as the warrants issued to the Private Dror Shareholders. The warrants were issued to an investor in respect of services to be performed pursuant to the Oriole Consulting Agreement concluding July 15, 2024. The fair value of the warrants on the date of issuance was $35,814, which was recognized as general and administrative expense in the Statement of Operations. The aggregate fair value of $35,814 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 77.10%, (iii) risk free rate of 4.62% (iv) dividend rate of zero, (v) stock price of $0.01, and (vi) exercise price of $0.033.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2023	510,794,865	$0.02	1.73	$13,263
Granted	474,999,993	0.03	-	-
Forfeited	(20,960,439)	-	-	-
Exercised	-	-	-	-
Balance Outstanding, December 31, 2023	964,834,419	$0.03	5.00	$-
Granted	10,454,500	0.03	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance Outstanding, December 31, 2024	975,288,919	$0.03	4.00	$-

Exercisable, December 31, 2024	975,288,919	$0.03	4.00	$-

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing common stock price of $0.01, $0.01, and $0.00 as of December 31, 2024, 2023 and 2022, respectively, which would have been received by the warrant holders had all warrant holders exercised their warrants as of that date.

Equity Incentive Plan

Prior to the Share Exchange, there were 163,142,084 Private Dror employee stock options that had been granted to two executives and a director. As part of the Share Exchange, the outstanding employee stock options were exchanged and the Company was   required to issue new employee stock options under the Company’s 2023 Long-Term Incentive Plan (the “2023 Plan”) with the same terms as the previously issued options. As the Company did not yet formalize the actual options exchange agreements, had not yet filed a new Equity Incentive Plan with the Israeli tax authorities and did not have enough available authorized shares underlying the options to be issued at the time of the Share Exchange, the new employee stock options were not issued. In December 2023 the Company authorized additional shares to cover the employee stock options and in 2024 prepared all the legal filings for the establishment of the 2023 Plan.

The Company treated the exchange of the original options for the new options as a modification in accordance with ASC 718. The Company calculated the fair value of the original options prior to the Share Exchange and the fair value of the new options at the time of the Share Exchange. The aggregate fair value was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 78.87%, (iii) risk free rate of 4.36% (iv) dividend rate of zero, (v) stock price of $0.0288, and (vi) exercise price of $0.0037.The increase in value due to the modification was $4,261,809 is to be recorded as additional share-based compensation expense. As one third of the options had fully vested prior to the Share Exchange, the Company recognized one third of the total amount of the increased value, amounting to $1,420,603 at the time of the Share Exchange. The remaining two thirds of the incremental value relating to the unvested options were recorded over the remaining vesting period.

On June 17, 2024, the Board of Directors approved the issuance of 21,122,239 fully-vested options to purchase shares of Common Stock to the chairman of the Board of Directors. The fair value of the options on the date of issuance was $170,920, which was recognized as share-based compensation expense in the Statement of Operations. The aggregate fair value of $170,920 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 76.58%, (iii) risk free rate of 4.30% (iv) dividend rate of zero, (v) stock price of $0.01, and (vi) exercise price of $0.0037.

The following table summarized the option activity for the years ended December 31, 2024 and 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (in years)	Value
Balance Outstanding, January 1, 2023	163,142,084	$0.004	8.96	$-
Granted (Share Exchange)	-	0.004	-	4,070,727
Forfeited (Share Exchange)	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2023	163,142,084	$0.004	9.62	$1,003,656
Granted	21,122,239	0.004	10.0	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2024	184,264,323	$0.004	8.68	$350,102

Exercisable, December 31, 2024	181,065,098	$0.004	8.68	$$344,024

Share-based compensation expense for the years ended December 31, 2024 and 2023 amounted to $2,246,033 and $2,253,793, respectively. Share-based compensation relating to general and administrative expenses amounted to $1,673,270 and $1,612,173 for the years ended December 31, 2024 and 2023, respectively. Share-based compensation relating to research and development expenses amounted to $572,763 and $641,620 for the years ended December 31, 2024 and 2023, respectively. The fair value of stock options that fully vested during the years ended December 31, 2024 and 2023 was $1,612,841 and $1,420,603, respectively. The weighted average grant date fair value for options granted during the years ended December 31, 2024 and 2023 was $0.01 and $0.03, respectively, using the Black Scholes valuation method.

As  of December 31, 2024, there was $39,171 of unrecognized compensation cost related to non-vested share-based compensation, which will be amortized over a weighted average period of 0.5 years.

The  aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.01, $0.01, and $0.00 as of December 31, 2024, 2023 and 2022, respectively, which would have been received by the option holders had all option holders exercised their options as of that date.

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES:

The components of research and development expenses are as follows:

	For the Year Ended December 31,
	2024	2023
Subcontractors and consultants	$1,160,440	$811,535
Salaries	377,463	250,852
Other	2,194	1,083
Total	$1,540,097	$1,063,470

NOTE 13 – GENERAL AND ADMINISTRATIVE EXPENSES:

The components of general and administrative expenses are as follows:

	For the Year Ended December 31,
	2024	2023
Salaries and related	$679,593	$484,442
Legal	176,180	206,925
Depreciation	4,035	706
Insurance	28,693	23,119
Consulting	232,689	106,264
Professional fees	232,841	149,126
Other	298	41,801
Office expense	83,503	49,016
Total	$1,437,832	$1,061,399

NOTE 14 – FINANCE INCOME (EXPENSE), NET:

The components of finance income, net are as follows:

	For the Year Ended December 31,
	2024	2023
Exchange differences	$(27,351)	$94,020
Bank fees	(4,638)	(3,873)
Total	$(31,989)	$90,147

NOTE 15 – INCOME   TAXES:

The Company files corporate income tax returns in the United States (federal), in New York (state), and in Israel (foreign). The Company is subject to federal, state and local income tax examinations by tax authorities for the tax years 2021 through 2024. The Israeli subsidiary tax reports through 2017 are considered final assessments in accordance with the provisions of section 145 of the Income Tax Ordinance.

As of December 31, 2024, the Company had federal net operating loss carry forwards of $33.3 million. Federal net operating losses generated prior to January 1, 2018, amounting to $32.1 million, may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2025 if not utilized prior to that date, and fully expire during various years through 2037 for federal purposes. Net operating losses generated after January 1, 2018, amounting to $1.3 million, no longer have an expiration but are limited to 80% of taxable income. Tax loss carryforwards in Israel amount to approximately USD $13.0 million, (NIS 45.3 million) as of December 31, 2024, and do not expire. There are also Israeli capital loss carryforwards amounting to $0.3 million (NIS $1.1 million) that can be offset only against capital gains but do not expire.

The company does not incur a provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The valuation allowance overall increased by approximately $1.4 million and $7.9 million in the years ended 2024 and 2023, respectively, and was approximately $11.3 million and $9.9 million, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2024 and 2023 is as follows:

	Year ended December 31,
	2024	2023
Income before income taxes	$(5,775,951)	$(3,567,883)
Taxes under statutory US tax rates	(1,212,950)	(749,255)
Foreign Rate Differential	(105,152)	(85,538)
Acquisitions	-	(7,163,604)
Prior period adjustments	(61,760)	-
Expired net operating loss	3,651	118,215
Other permanent items	109	(53,837)
Increase (decrease) in valuation allowance	1,376,102	7,934,019
Income tax expense	$-	$-

The increase in the Company’s net valuation allowance was mainly due to continued net operating losses from ongoing operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net loss carryforwards	$9,877,997	$9,235,425
Capital loss carryforwards	66,837	66,063
Stock-based compensation	1,034,960	518,372
Research and development	317,681	131,690
Accruals	30,177	-
Deferred asset before valuation allowance	11,327,652	9,951,550
Valuation allowance	(11,327,652)	(9,951,550)
Net deferred tax asset	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of both December 31, 2024 and 2023 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2024 and 2023. The Company did not recognize any interest or penalties during the years ended December 31, 2024 and 2023 related to unrecognized tax benefits.

During 2021, the Company submitted a request to the Israeli Income Tax Authority, for the approval of a plan for the issuance of employee stock options via a trustee as defined in section 102 of the Income Tax Ordinance. The Company chose a capital taxation route that would apply to the Company’s employees and undertook to deduct the full tax applicable to employees before shares are issued to an employee.

NOTE 16 – RELATED PARTY TRANSACTIONS:

Director Consulting Services

On June 1, 2022, the Company entered into a consulting agreement (the “Englander Consulting Agreement”) with Yehuda Englander, a director of the Company, pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander will receive a cash fee of NIS 3,500 each month and was also granted options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in connection with the Share Exchange and which vest in three tranches on the first, second, and third anniversary of the date of the Englander Consulting Agreement (See note 11). The options are subject to accelerated vesting upon an exit event. On February 7, 2024, the Company amended the Englander Consulting Agreement, which provides that Mr. Englander’s monthly cash fee in respect of the services provided is equal to $2,500 and in addition to the monthly fee, Mr. Englander is entitled to expense reimbursement in an amount not to exceed $500. Consulting services paid to the Mr. Englander recorded as general and administrative expenses for the years ended December 31, 2024 and 2023 was $31,153 and $11,383, respectively. Accrued expense balances in respect of the Englander Consulting Agreement at December 31, 2024 and 2023 were $3,000 and $7,720, respectively.

On February 7, 2024, the Company entered into a consulting agreement (the “Ravad Consulting Agreement”) with Chaim Ravad, a director of the Company, pursuant to which, in consideration for certain services provided as a board member, Mr. Ravad will receive a cash fee of $5,000 each month. The Ravad Consulting Agreement was terminable by either party upon 30 days written notice to the other party and terminated automatically once Mr. Ravad received fees in the aggregate amount of $55,000. Consulting services paid to Mr. Ravad recorded as general and administrative expenses was $55,000 and $0 for the years ended December 31, 2024 and 2023, respectively. Accrued expense balances in respect of the Ravad Consulting Agreement at December 31, 2024 and 2023 were $5,000 and $0, respectively.

Shareholder Consulting Services

On August 8, 2023, the Company entered into a consulting agreement (the “Oriole Consulting Agreement”) with Oriole Avenue Inc. (“Oriole”), an entity owned by Yaacov Bodner, a stockholder of the Company, pursuant to which, in consideration for certain shareholder, investors relations and general consultancy services, Oriole is entitled to receive cash payments equal in the aggregate to $145,000, and warrants to purchase up to an aggregate of 10,454,500 shares of the Company’s Common Stock, with an exercise price of $0.033 per share and substantially the same terms as the Private Placement Warrants. The cash payment was paid in equal monthly installments of $14,500, commencing on September 15, 2023, and expiring on July 15, 2024. Although the agreement was signed and the services were provided, the Board of Directors did not approve of the warrant issuance until April 17, 2024, as required. The value of those warrants on April 17, 2024 amounted to $35,814   which was amortized over the remaining service period (See note 11). Consulting services paid to Oriole recorded as general and administrative expenses for the years ended December 31, 2024 and 2023 was $87,000 and $58,000, respectively.

NOTE 17 – SEGMENT REPORTING:

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has only one reportable segment, the Platform Segment, as all their research and development activities are related the development of the Company’s Platform. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. As the Company is currently involved in the development of one product, the Platform, the Company has determined that it operates in a single reportable segment. The Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer (CEO), reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company’s assets are located in Israel.

NOTE 18 – SUBSEQUENT EVENTS:

None.