Form 10-Q
period 2025-03-31
Dror Ortho-Design, Inc.
filed 2025-05-15
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 15, 2025 was 956,997,116 shares.

Dror Ortho-Design, Inc.

Quarter Ended March 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DROR ORTHO-DESIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	March 31, 2025	December 31, 2024
	Unaudited	Audited
Assets
Current Assets:
Cash	$349,851	$549,444
Receivables and prepaid expenses	70,532	89,139
Total Current Assets	420,383	638,583

Non-current Assets:
Property and equipment at cost, net of accumulated depreciation	22,907	24,142
Total Assets	443,290	662,725

Liabilities And Stockholders’ DEFICIT

Current Liabilities:
Accounts payable	$247,744	$215,359
Accrued expenses and other payables	162,898	171,379
Notes Payable	300,000	-
Registration Rights Agreement liability	520,000	520,000
Total Current Liabilities	1,230,642	906,738

Non-current Liabilities:
Accrued severance	133,572	123,981
Total Liabilities	1,364,214	1,030,719

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred A Stock, $0.0001 par value, 12,500,000 shares authorized; 5,847,937 shares outstanding at March 31, 2025 and December 31, 2024, respectively	585	585
Common stock, $0.0001 par value; 3,254,475,740 shares authorized; 956,997,116 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	95,699	95,699
Additional paid-in capital	19,065,571	19,042,378
Accumulated deficit	(20,082,779)	(19,506,656)
Total Stockholders’ Deficit	(920,924)	(367,994)
Total Liabilities and Stockholders’ Deficit	$443,290	$662,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(U.S. dollars)

	Three Months Ended
	March 31, 2025	March 31, 2024
	Unaudited
Operating Expenses
Research and development	$239,604	$373,657
General and administrative expenses	313,629	385,564
Share-based compensation	23,193	537,197
Total Operating Expenses	576,426	1,296,418

Loss from operations	(576,426)	(1,296,418)

Financial income (expenses), net	303	(12,045)
Total other income	303	(12,045)

Loss before provision for income taxes	(576,123)	(1,308,463)

Provision for income taxes	—	—
Net loss	$(576,123)	$(1,308,463)

Net loss per Common Stock
Basic and Diluted	(0.00)	(0.00)

Weighted-average Common Stock outstanding
Basic and Diluted	956,997,116	495,454,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars)

(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	5,847,937	$585	956,997,116	$95,699	—	$—	$19,042,378	$(19,506,656)	$(367,994)
Stock-based compensation	—	—	—	—	—	—	23,193	—	23,193
Net loss	—	—	—	—	—	—	—	(576,123)	(576,123)
Balance at March 31, 2025	5,847,937	$585	956,997,116	$95,699	—	$—	$19,065,571	$(20,082,779)	$(920,924)

Balance at January 1, 2024	10,463,363	$1,047	495,454,546	$49,545	—	$—	$16,842,037	$(13,730,705)	$3,161,924
Stock-based compensation	—	—	—	—	—	—	537,197	—	537,197
Net loss	—	—	—	—	—	—	—	(1,308,463)	(1,308,463)
Balance at March 31, 2024	10,463,363	$1,047	495,454,546	$49,545	—	$—	$17,379,234	$(15,039,168)	$2,390,658)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net loss	$(576,123)	$(1,308,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,193	537,197
Depreciation	1,235	466
Changes in operating assets and liabilities:
Receivables and prepaid expenses	18,607	8,744
Accounts payable	32,385	(100,648)
Accrued expenses and other payables	(8,481)	81,727
Accrued severance	9,591	(77)
Net cash used in operating activities	(499,593)	(781,054)

Cash flows from investing activities:
Purchase of property and equipment	—	(16,747)
Net cash used in investing activities	—	(16,747)

Net Cash flows from financing activities:
Proceeds from loans	300,000	-
Net cash provided by financing activities	300,000	-

Net decrease in cash	(199,593)	(797,801)
Cash, beginning of period	594,444	3,347,843
Cash, end of period	$349,851	$2,550,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Dror Ortho-Design, Inc, a Delaware corporation (the “Company”), was incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On August 14, 2023, following the Share Exchange (as defined below), the Company changed its name from “Novint Technologies, Inc.” to “Dror Ortho-Design, Inc.” Following the Share Exchange (as defined below), the Company succeeded the business of Dror Ortho-Design, Ltd. (“Private Dror”) as its sole line of business. The Company is involved in the research and development of an orthodontic alignment platform and has not yet reached the sales stage for its product.

The Company’s stock is quoted on the OTC Pink Market under the symbol “DROR.”

Reverse Recapitalization

On July 5, 2023, Private Dror entered into a share exchange agreement with the Company, which was consummated on August 14, 2023 (the “Share Exchange”). As a result of the Share Exchange, the shareholders of Private Dror (“Private Dror Shareholders”) exchanged all 235,089 of their outstanding shares of ordinary shares of Private Dror, for 106,782,187 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and 7,576,999 shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). Pursuant to the terms of the Share Exchange, the Company raised $5,225,000 as part of a private placement funding (the “Private Placement”) and such investors (the “Private Placement Investors”) received 186,363,631 shares of Common Stock and 2,886,364 shares of Series A Preferred Stock. As a result, Private Dror became a wholly-owned subsidiary of the Company and the Private Dror Shareholders held 56.1% of the Company’s Common Stock equivalents based on the shares of Common Stock and Series A Preferred Stock received in the Share Exchange.

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

Going Concern and Management’s Plans

The financial statements are presented on a going concern basis. The Company has not yet generated any revenues, has suffered recurring losses from operations with an accumulated deficit of $20,082,779 as of March 31, 2025, and is dependent upon external sources for financing its operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approvals, and, ultimately, the market acceptance of the Company’s products. There is no assurance that the Company will be successful in raising these funds. These financial statements do not include adjustments that may result from the outcome of these uncertainties. The Company is exploring additional fundraising opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“U.S GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2024 included within the Company’s Current Report on Form 10-K, originally filed with the SEC on February 19, 2025.

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2025 may not be indicative of results for the full year.

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

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters.” The functional currency of the Company and its subsidiary is the United States Dollar (“U.S. Dollar”) as the U.S. Dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in the U.S. Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the U.S. Dollar to the Israeli Shekel was 3.718 and 3.647 as of March 31, 2025 and December 31, 2024, respectively.

Cash

The Company’s cash is held with financial institutions in the United States and Israel. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Account balances held in the Unites States may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of March 31, 2025 and December 31, 2024, the Company had $52,019 and $0, respectively, in excess of the FDIC insurance limit. As of March 31, 2025 and December 31, 2024, the Company had $47,832 and $544,175, respectively, in Israeli financial institutions, which is uninsured. The Company has not experienced any losses in such accounts with these financial institutions.

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

Basic and Diluted Net Loss Per Common Stock

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share of Common Stock is computed by dividing the loss for the period applicable to holders of Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per shares of Common Stock is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for the period and, if dilutive, potential shares of Common Stock outstanding during the period. Potentially dilutive securities consist of the incremental shares of Common Stock issuable upon exercise of Common Stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical.

For the three months ended March 31, 2025 and 2024, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per share of Common Stock is the same. Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is included in the table as if converted. As of March 31, 2025 and 2024, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2025	2024
Series A Preferred Stock	584,793,654	1,046,336,299
Warrants	975,288,919	964,834,419
Stock Options	184,264,323	163,142,084
Shares excluded from the calculation of diluted loss per share	1,744,346,896	2,174,312,802

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The adoption of the ASU did not have a material impact on its consolidated financial statements related disclosures.

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

NOTE 3 – REGISTRATIONS RIGHTS AGREEMENT LIABILITY:

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

NOTE 4 – ACCRUED SEVERANCE

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Israel pension and severance pay liability to employees are partially covered by regular deposits with recognized pension and severance pay funds under the employees’ names and through the purchase of insurance policies. The deposits presented in the balance sheet include profits accumulated to the balance sheet date. The amounts funded as above are not reflected in the balance sheet since they are not under the control and management of the Company. Although certain employees have waived their rights to receive severance pay on a portion of their salaries, the Company has recorded a provision for the full amount that would have been required under Israeli labor law.

NOTE 5 – NOTES PAYABLE

During the three months ended March 31, 2025, the Company received $300,000 in the form of bridge loans from existing investors. Interest and repayment terms have not been finalized. The Company is currently in discussions with the lenders to determine the terms of the loan agreements.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Israel Innovation Authority

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, in accordance with the terms of the grant, the Company is required to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate based on LIBOR. Beginning from January 1, 2024 the annual interest rate was adjusted to SOFR (Secured Over Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties can increase in the event of production outside of Israel or the sale of any intellectual property developed under the grant to a non-Israeli entity. The current contingent royalty obligation as of March 31, 2025 and December 31, 2024 is approximately $1.19 million and $1.18 million, respectively.

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

War in Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. The Company’s research and development activities are located in Israel. Currently, such activities in Israel remain largely unaffected. During the three months ended March 31, 2025 and 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial. Management will continue to monitor the effect of the war on the Company’s financial position and results of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On December 28, 2023, the Company’s stockholders approved the adoption of the Company’s Amended and Restated Certificate of Incorporation (the “Restated Charter”) and an amendment to the Restated Charter to increase the number of authorized shares of the Common Stock from 500,000,000 to 3,254,475,740 (“Authorized Share Increase Amendment”) and to make a corresponding change to the number of authorized shares of capital stock. On January 4, 2024, the Company filed the Restated Charter, with the provisions of the Authorized Share Increase Amendment incorporated therein, with the Secretary of State of Delaware. All issued shares of Common Stock are entitled to vote on a 1 share/1 vote basis.

Holders of the Company’s Common Stock have no preemptive, redemption, conversion or subscription rights. No sinking fund provisions are applicable to the Company’s Common Stock. Upon liquidation, dissolution or winding-up, holders of the Company’s Common Stock are entitled to share in all assets remaining after payment of all liabilities and the liquidation preferences of any of the Company’s outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of Common Stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of the Company’s assets which are legally available. Such dividends, if any, are payable in cash, in property or in shares of capital stock.

Warrants

On August 14, 2023, the Company issued warrants to purchase up to 489,834,426 shares of Common Stock to Private Dror Shareholders (the “Exchange Warrants”) in exchange for certain of their outstanding warrants, and warrants to purchase up to 456,818,176 shares of Common Stock to the Private Placement Investors in respect of their investment, in addition to warrants to purchase up to 18,181,817 shares of Common Stock issued to the Private Placement Investors in a subsequent closing on September 13, 2023 (the “Private Placement Warrants” and, together with the Exchange Warrants, the “Warrants”)

The outstanding Warrants expire five years from the initial exercise date and are exercisable at an exercise price of $0.033 per share. The Warrants contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

On April 17, 2024, the Board of Directors approved the issuance of warrants to purchase 10,454,500 shares of Common Stock to Oriole Avenue Inc. (“Oriole”) with the same terms as the Warrants issued to the Private Dror Shareholders (the “Oriole Warrants”). The Oriole Warrants were issued to an investor in respect of services to be performed pursuant to a consulting agreement with Oriole, with a term concluding July 15, 2024. The fair value of the Oriole Warrants on the date of issuance was $35,814, which was recognized as general and administrative expense in the Statement of Operations over the service period. The aggregate fair value of $35,814 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 77.10%, (iii) risk free rate of 4.62% (iv) dividend rate of zero, (v) stock price of $0.01, and (vi) exercise price of $0.033.

If at the time of the Warrant’s exercise there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of Common Stock underlying the Warrants, then the holders will have the right to exercise the Warrants by means of a cashless exercise. In addition, if (i) the volume-weighted average price of the Company’s Common Stock for 20 consecutive trading days is at least 300% of the exercise price of the Warrants, (ii) the dollar trading volume of the Company’s Common Stock for each trading day within such 20-day trading period equals or exceeds $500,000, (iii) a registration statement providing for the resale of the private placement shares is effective and such registration statement has been effective for six (6) months, (iv) the holder of the Warrants is not in possession of any information provided by the Company that constitutes material nonpublic information and (v) the Company has not breached any of the terms of the Transaction Documents (as defined in the Warrants) (regardless of if such breach has been cured), then the Warrants may be redeemed at a price of $0.001 per Warrant up to one-half, in the aggregate, of the Warrants upon not less than 20 days’ prior written notice of redemption to each holder, subject to certain customary restrictions.

Equity Incentive Plan

Prior to the Share Exchange, there were 163,142,084 Private Dror employee stock options that had been granted to two executives and one director. As part of the Share Exchange, the outstanding employee stock options were exchanged and the Company issued new employee stock options under the Company’s 2023 Long-Term Incentive Plan (the “2023 Plan”) with the same terms as the previously issued options.

The Company treated the exchange of the original options for the new options as a modification in accordance with ASC 718. The Company calculated the fair value of the original options prior to the Share Exchange and the fair value of the new options at the time of the Share Exchange. The increase in value due to the modification was $4,261,809 and is recorded as additional share-based compensation expense. As one third of the options had fully vested prior to the Share Exchange, the Company recognized one third of the total amount of the increased value, amounting to $1,420,603 at the time of the Share Exchange. The remaining two thirds of the incremental value relating to the unvested options are going to be recorded over the remaining vesting period. The options granted to the executives were fully vested as of December 31, 2024, and expensed in full. The options issued to the director is expected to be fully vested in the second quarter of 2025. Share-based compensation expense for the three months ended March 31, 2025 amounted to $23,193.

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

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 amounted to $23,193 and $537,197, respectively. Share-based compensation relating to general and administrative expenses amounted to $23,193 and $382,074 for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation relating to research and development expenses amounted to $0 and $155,123 for the three months ended March 31, 2025 and 2024, respectively. There were no option grants during the three months ended March 31, 2025 and 2024.

NOTE 8 – RELATED PARTY TRANSACTIONS

Director Consulting Services

On June 1, 2022, the Company entered into a consulting agreement with Yehuda Englander, a director of the Company (the “Consulting Agreement”), pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander is entitled to a cash fee of NIS 3,500 each month and was also granted options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in connection with the Share Exchange. two-thirds of the options are vested as of March 31, 2025, and the remaining options are expected to vest on the third anniversary of the date of the Consulting Agreement. The options are subject to accelerated vesting upon an exit event. On February 7, 2024, the Company amended the Consulting Agreement which provides that Mr. Englander’s monthly cash fee in respect of the services provided under the Consulting Agreement will equal $2,500 and in addition to the monthly fee, Mr. Englander is entitled to expense reimbursements in an amount not to exceed $500. Consulting services paid to the director recorded as general and administrative expenses for the three months ended March 31, 2025, and 2024 was $9,493 and $7,008, respectively. Accrued expense balances in respect of the Consulting Agreement at March 31, 2025 and 2024 were $3,093 and $2,989, respectively.

On February 7, 2024, the Company entered into a consulting agreement with Chaim Ravad, a director of the Company (the “Ravad Consulting Agreement”), pursuant to which, in consideration for certain services provided as a board member, Mr. Ravad was entitled to a cash fee of $5,000 per month. The Ravad Consulting Agreement was terminable by either party upon 30 days written notice to the other party, and automatically terminated upon the payment in an aggregate amount of $55,000, pursuant to the terms of the Ravad Consulting Agreement. Consulting services recorded as general and administrative expenses for the three months ended March 31, 2025 and 2024 was $0 and $10,000, respectively. Accrued expense balances in respect of this agreement at March 31, 2025 and 2024 were $0 and $5,000, respectively.

Shareholder Consulting Services

On August 8, 2023, the Company entered into a consulting agreement with Oriole, an entity owned by Yaacov Bodner, an owner of 5% or more of the Company’s outstanding shares of Common Stock. pursuant to which, in consideration for certain stockholder, investors relations and general consultancy services, Oriole was entitled to receive cash payments equal in the aggregate to $145,000, and Oriole Warrants to purchase up to an aggregate of 10,454,500 shares of the Company’s Common Stock, with an exercise price of $0.033 per share and substantially the same terms as the Warrants. The cash payment was paid in equal monthly installments of $14,500, commencing on September 15, 2023 and expiring on July 15, 2024. Although the agreement was signed and the services were provided, the Board of Directors did not approve of the issuance of the Oriole Warrants until April 17, 2024. The value of the Oriole Warrants on April 17, 2024 amounted to $36,748 which was amortized over the remaining service period. Consulting services paid to stockholders recorded as general and administrative expenses for the three months ended March 31, 2025 and 2024 was $0 and $43,500, respectively.

NOTE 9 – SEGMENT REPORTING:

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

NOTE 10 – SUBSEQUENT EVENTS

None

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Dror-Ortho Design, Inc. (the “Company”) as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed on February 19, 2025, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We were incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, we changed our state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On July 5, 2023, we entered into a share exchange agreement with the shareholders of Dror Ortho-Design, Ltd. (“Private Dror”), pursuant to which the shareholders of Private Dror agreed to exchange all of their outstanding ordinary shares Private Dror for shares of our Common Stock, par value $0.0001 per share (the “Common Stock”) and the Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”, and such transaction, the “Share Exchange”). On August 14, 2023 the Share Exchange was consummated and we changed our name to “Dror Ortho-Design, Inc.”

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

We plan to disrupt the aligner market by offering millions of people a revolutionary alternative. We believe that people do not need to change their lifestyle to correct their smile as they are required to do with existing aligner solutions. Rather, we believe they can get a perfect smile discreetly and hassle-free even while they sleep with our FDA-cleared proprietary solution.

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

The Company currently does not generate revenues to fund operations and anticipates that it will continue to incur significant losses as it continues to develop the Platform. Please refer to “Risk Factors - We are in the development stage, are not generating revenues and have no operating history in the manufacturing and distribution of orthodontic medical devices or platforms for consumer use” included in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional information. The Company intends to spend approximately $2.5 million over the next 18 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

Share Exchange

On July 5, 2023, we entered into that certain Share Exchange Agreement (as amended by that certain Amendment to Share Exchange Agreement, dated August 14, 2023, the “Share Exchange Agreement”), pursuant to which, the shareholders of Private Dror transferred all of their ordinary shares in Private Dror to us in exchange for 7,576,999 newly issued shares of our Series A Preferred Stock and 106,782,187 shares of our Common Stock. On August 14, 2023, the Share Exchange was consummated. As a result of the Share Exchange, Private Dror became a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Share Exchange Agreement:

●	we assumed all of Private Dror’s obligations under Private Dror’s outstanding share options;

●	all outstanding Series A-4 Warrants to purchase Private Dror’s ordinary shares were assumed by the Company and converted into Share Exchange Warrants (as defined below); and

●	simultaneously with the Share Exchange, the board of directors and certain officers of the Company resigned, and a new board of directors, comprised of Private Dror’s legacy board of directors, and new officers were appointed at the Company. The Company’s new board of directors consists of Eliyahu (Lee) Haddad, Chaim Hurvitz, Moshe Shvets, Chaim Ravad and Yehuda Englander. In addition, immediately following the Share Exchange, Mr. Haddad was appointed as the Company’s chief executive officer, Mr. Shvets was appointed Chief Technology Officer, and Mr. Hurvitz was appointed chairman of the board of directors.

Private Placement

Pursuant to the terms of the Share Exchange, the Company entered into to a Securities Purchase Agreement, by and between the Company and certain purchasers identified therein (the “Private Placement Investors”), dated as of August 14, 2023 (the “Securities Purchase Agreement”), pursuant to which, the Private Placement Investors received 186,363,631 shares of Common Stock (the “Private Placement Shares”), 2,886,364 shares of Series A Preferred Stock and warrants to purchase shares of Common Stock (the “Private Placement Warrants”), or a combination thereof, at an effective purchase price of $0.011 per Private Placement Share or share of Common Stock underlying such shares of Series A Preferred Stock (the “Private Placement”) . The Company received aggregate gross proceeds of $5,025,000 in connection with the first closing of the Private Placement on August 14, 2023, and an additional $200,000 in connection with a second closing of the Private Placement on September 13, 2023.

The Company and the Private Placement Investors also entered into a Registration Rights Agreement, pursuant to which the Company agreed to register, among other registrable securities, on Form S-1 (or, if the Company is then eligible, on Form S-3) with the SEC: (i) the Private Placement Shares, (ii) the shares of Common Stock underlying the shares of Series A Preferred Stock (the “Conversion Shares” )(iii) the shares of Common Stock underlying the Private Placement Warrants issued to the Private Placement Investors, and (iv) the shares of Common Stock and Conversion Shares underlying the shares of Series A Preferred Stock issued to the investors in the December 2021 Transaction in connection with the Share Exchange. The Company filed an initial registration statement on Form S-1 covering the aforementioned securities with the SEC on February 9, 2024, which was declared effective by the SEC on June 14, 2024.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies and other technologies. During the three months ended March 31, 2025, the Company’s cash used in operations was $499,593 leaving a cash balance of $349,851 as of March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these unaudited condensed consolidated financial statements. In order to have sufficient cash to fund the Company’s operations in the future, the Company will need to raise additional equity or debt capital and cannot provide any assurance that the Company will be successful in doing so. If the Company is unable to raise sufficient capital to fund the Company’s operations, the Company may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of its assets or merge with another entity.

As a result of these factors and because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this Quarterly Report on Form 10-Q, management has substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Comparison of the Three Months Ended March 31, 2025, and the Three Months Ended March 31, 2024

The following table sets forth the results of operations of the Company for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Change $	Change %
Research and development	$239,604	$373,657	$(134,053)	(36)%
General and administrative	$313,629	$385,564	$(71,935)	(19)%
Share-based compensation	$23,193	$537,197	$(514,004)	(96)%
Financial income (expenses), net	$303	$(12,045)	$12,348	102%

Research and development expenses

Research and development expenses were $239,604 for the three months ended March 31, 2025, compared to $373,657 for the three months ended March 31, 2024. The decrease in research and development expenses of $134,053 or 36%, was primarily due to decreased activities relating to software development.

General and administrative expenses

General and administrative expenses were $313,629 for the three months ended March 31, 2025, compared to $385,564 for the three months ended March 31, 2024. The decrease in general and administrative expenses of $71,935 or 19%, was primarily due to a decrease in professional fees during the three months ended March 31, 2025.

Share-based Compensation Expenses

Share-based compensation expenses were $23,197 for the three months ended March 31, 2025, compared to $537,197 for the three months ended March 31, 2024. The decrease in share-based compensation expenses of $514,004 or 96%, was primarily due to the completion of the vesting period for the majority of the options in 2024.

Financial income (expenses), net

Financial income (expense) was $303 for the three months ended March 31, 2025, compared to $(12,045) of income for the three months ended March 31, 2024. The increase in financial income, of $12,348 or 102%, was primarily due to exchange rate differences resulting from the translation of NIS based assets and liabilities to U.S. Dollars.

Liquidity and Capital Resources

Sources of Liquidity

We do not have revenues to fund operations. We anticipate that we will continue to incur significant losses as we continue to develop our product. Historically, our primary source of cash has been proceeds from the sale of equity instruments. We raised $5.225 million through the Private Placement of shares to new investors concurrent with the Share Exchange. We intend to spend approximately $1.5 million over the next 18 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

During the three months ended March 31, 2025, the Company received $300,000 in the form of bridge loans from existing investors. At the date of this filing, the interest and repayment terms have not been finalized. The Company is currently in discussions with the lenders to determine the terms of the loan agreements.

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

Cash Flows

	Three months ended March 31,
	2025	2024
Cash provided by (used in)
Operating activities	$(499,593)	$(781,054)
Investing activities	-	(16,747)
Financing activities	300,000	-
Net decrease in cash and cash equivalents	$(199,593)	$(797,801)

Three months ended March 31, 2025 Compared to Three Months Ended March, 31, 2024

Operating activities

Net cash used in operating activities was $499,593 for the three months ended March 31, 2025 as compared to $781,054 for the three months ended March 31, 2024. The amount for the three months ended March 31, 2025 primarily consisted of a net loss of $576,123 partially offset by non-cash charges of $24,428 (including: depreciation of $1,235 and share-based compensation expense of $23,193), and an increase in working capital excluding cash of $52,102. The amount for the three months ended March 31, 2024 primarily consisted of a net loss of $1,308,463 partially offset by non-cash charges of $537,663 (including: depreciation of $466 and share-based compensation expense of $537,197), and a decrease in working capital excluding cash of $10,254.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $0. During the three months ended March 31, 2024, net cash used in investing activities was $16,747 relating to the purchase of fixed assets.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $300,000. During the three months ended March 31, 2024, net cash provided by financing activities was $0.

Effects of Inflation

Management does not believe that inflation has had a material impact on the Company’s business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to the Company’s shares and classified as stockholder’s equity or that are not reflected in the Company’s financial statements included in this Quarterly Report on Form 10-Q. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The adoption of the ASU did not have a material impact on its consolidated financial statements related disclosures.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2024 on Form 10-K, as filed with the SEC on February 19, 2025. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2025, the Company’s cash used in operations was $499,593 leaving a cash balance of $349,851 as of March 31, 2025. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025, other than those previously reported in a Current Report on Form 8-K.

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

DROR-ORTHO DESIGN, INC.

Date: May 15, 2025	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer

Date: May 15, 2025	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	[Chief Financial Officer]