Form 10-Q
period 2025-06-30
Dror Ortho-Design, Inc.
filed 2025-08-14
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 14, 2025 was 956,997,116 shares.

Dror Ortho-Design, Inc.

Quarter Ended June 30, 2025

i

DROR ORTHO-DESIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

	June 30, 2025	December 31, 2024
	Unaudited	Audited
Assets
Current Assets:
Cash	$64,481	$549,444
Receivables and prepaid expenses	46,443	89,139
Total Current Assets	110,924	638,583

Non-current Assets:
Property and equipment at cost, net of accumulated depreciation	21,692	24,142
Total Assets	132,616	662,725

Liabilities And Stockholders’ DEFICIT

Current Liabilities:
Accounts payable	$405,859	$215,359
Accrued expenses and other payables	200,690	171,379
Notes payable	300,513	-
Derivative liability	212,179	-
Registration Rights Agreement liability	520,000	520,000
Total Current Liabilities	1,639,241	906,738

Non-current Liabilities:
Accrued severance	157,660	123,981
Total Liabilities	1,796,901	1,030,719

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred A Stock, $0.0001 par value, 12,500,000 shares authorized; 5,847,937 shares outstanding at June 30, 2025 and December 31, 2024, respectively	585	585
Common stock, $0.0001 par value; 3,254,475,740 shares authorized; 956,997,116 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	95,699	95,699
Additional paid-in capital	19,081,548	19,042,378
Accumulated deficit	(20,842,117)	(19,506,656)
Total Stockholders’ Deficit	(1,664,285)	(367,994)
Total Liabilities and Stockholders’ Deficit	$132,616	$662,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(U.S. dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	Unaudited		Unaudited
Operating Expenses
Research and development	$324,068	$389,216	$563,672	$762,873
General and administrative expenses	391,494	333,274	705,123	718,838
Share-based compensation	15,977	774,428	39,170	1,311,625
Total Operating Expenses	731,539	1,496,918	1,307,965	2,793,336

Loss from operations	(731,539)	(1,496,918)	(1,307,965)	(2,793,336)

Financial Expenses, net	(15,107)	(9,872)	(14,804)	(21,917)
Amortization of debt discount	(14,595)	-	(14,595)	-
Change in fair value of derivative liability	1,903	-	1,903	-
Total other expense	(27,799)	(9,872)	(27,496)	(21,917)

Loss before provision for income taxes	(759,338)	(1,506,790)	(1,335,461)	(2,815,253)
Provision for income taxes	-	-	-	-
Net loss	$(759,338)	$(1,506,790)	$(1,335,461)	$(2,815,253)

Net loss per common share
Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted-average common shares outstanding
Basic and Diluted	956,997,116	495,454,546	956,997,116	495,454,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	5,847,937	$585	956,997,116	$95,699	$19,042,378	$(19,506,656)	$(367,994)
Stock-based compensation	—	—	—	—	23,193	—	23,193
Net loss	—	—	—	—	—	(576,123)	(576,123)
Balance at March 31, 2025	5,847,937	$585	956,997,116	$95,699	$19,065,571	$(20,082,779)	$(920,924)
Stock-based compensation	—	—	—	—	15,977	—	15,977
Net Loss	—	—	—	—		(759,338)	(759,338)
Balance at June 30, 2025	5,847,363	$585	956,997,116	$95,699	$19,081,548	$(20,842,117)	$(1,664,285)
Balance at January 1, 2024	10,463,363	$1,047	495,454,546	$49,545	$16,842,037	$(13,730,705)	$3,161,924
Stock-based compensation	—	—	—	—	537,197	—	537,197
Net loss	—	—	—	—	—	(1,308,463)	(1,308,463)
Balance at March 31, 2024	10,463,363	$1,047	495,454,546	$49,545	$17,379,234	$(15,039,168)	$2,390,658
Stock-based compensation	—	—	—	—	774,428	—	774,428
Net loss	—	—	—	—	—	(1,506,790)	(1,506,790)
Balance at June 30, 2024	10,463,363	$1,047	495,454,546	$49,545	$18,153,662	$(16,545,958)	$1,658,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,335,461)	$(2,815,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	39,170	1,311,625
Amortization of debt discount	14,595	-
Change in fair value of derivative liability	(1,903)	-
Depreciation	2,450	1,565
Changes in operating assets and liabilities:
Receivables and prepaid expenses	42,696	53,908
Accounts payable	190,500	(12,495)
Accrued expenses and other payables	29,311	(26,683)
Accrued severance	33,679	(184)
Net cash used in operating activities	(984,963)	(1,487,517)

Cash flows from investing activities:
Purchase of property and equipment	-	(25,849)
Net cash used in investing activities	-	(25,849)

Net Cash flows from financing activities:
Proceeds from loans	500,000	-
Net cash provided by financing activities	500,000	-

Net decrease in cash	(484,963)	(1,513,366)
Cash, beginning of period	549,444	3,347,843
Cash, end of period	$64,481	$1,834,477

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN INC.

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

Going Concern and Management’s Plans

The financial statements are presented on a going concern basis. The Company has not yet generated any revenues, has suffered recurring losses from operations with an accumulated deficit of $20,842,117 as of June 30, 2025, and is dependent upon external sources for financing its operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approvals, and, ultimately, the market acceptance of the Company’s products. There is no assurance that the Company will be successful in raising these funds. These financial statements do not include adjustments that may result from the outcome of these uncertainties. In the first half of 2025, the Company raised an aggregate of $500,000 from the issuance of loans and is exploring additional fundraising opportunities.

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

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2025 may not be indicative of results for the full year.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could vary from those estimates. Management utilizes various other estimates, including but not limited to accrued expenses, the valuation of stock-based compensation, the fair value of derivative liabilities, expected maturity of debentures and the valuation allowance for deferred tax assets and other contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters.” The functional currency of the Company and its subsidiary is the United States Dollar (“U.S. Dollar”) as the U.S. Dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in the U.S. Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the U.S. Dollar to the Israeli Shekel was 3.372 and 3.647 as of June 30, 2025 and December 31, 2024, respectively.

Cash

The Company’s cash is held with financial institutions in the United States and Israel. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Account balances held in the Unites States may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2025, and December 31, 2024, the Company did not have any balances in excess of the FDIC insurance limit. As of June 30, 2025, and December 31, 2024, the Company had $34,081 and $544,175, respectively, in Israeli financial institutions, which is uninsured. The Company has not experienced any losses in such accounts with these financial institutions.

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

Derivative Instruments

Derivative financial instruments are recorded in the accompanying balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s statements of operations.

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes, but is not limited to, expenditures in connection with in-house research and development as well as proprietary products and technology, and includes salaries and related costs, consulting fees, and professional services.

Share–based compensation

The Company applies ASC 718-10, “Share–Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

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

Basic and Diluted Net Loss Per Share of Common Stock

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share of Common Stock is computed by dividing the loss for the period applicable to holders of Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed by dividing the net loss by the weighted average number of Common Stock outstanding for the period and, if dilutive, potential shares of Common Stock outstanding during the period. Potentially dilutive securities consist of the incremental shares of Common Stock issuable upon exercise of Common Stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical.

For the three and six months ended June 30, 2025 and 2024, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per share of Common Stock is the same. Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is included in the table as if converted. As of June 30, 2025 and 2024, shares issuable which could potentially dilute future earnings were as follows:

	June 30,
	2025	2024
Series A Preferred Stock	584,793,654	1,046,336,299
Warrants	975,288,919	975,288,919
Stock Options	184,264,323	184,264,323
Shares excluded from the calculation of diluted loss per share	1,744,346,896	2,205,889,541

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The adoption of the ASU did not have a material impact on its consolidated financial statements related disclosures (See Note 9).

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

Pursuant to Section 6(e) of the Registration Rights Agreement, the provisions of the Registration Rights Agreement may be amended by obtaining the written consent of the Company and the Private Placement Investors holding 50.1% or more of the then-outstanding Registrable Securities (the “Required Holders”). On February 9, 2024, the Company filed a registration statement on Form S-1 registering for resale the Registrable Securities, which was declared effective by the SEC on June 14, 2024. On August 13, 2024, the Company and the Required Holders entered into an Amendment to the Registration Rights Agreement (“Registration Rights Agreement Amendment”), pursuant to which effective retroactively to September 28, 2023, (i) the date in which a registration statement registering the resale of the Registrable Securities (the “Registration Statement”) is required to be filed pursuant to the Registration Rights Agreement was amended to February 9, 2024, and (ii) the date in which the Registration Statement is required to be declared effective by the SEC pursuant to the Registration Rights Agreement was amended to June 14, 2024. In consideration for entering into the Registration Rights Agreement Amendment, the Company agreed to pay the Private Placement Investors the liquidated damages equal to the amount that would otherwise have accrued pursuant to the Registration Rights Agreement, without giving effect to the Registration Rights Agreement Amendment, which became due and payable upon signing the Registration Rights Agreement Amendment on August 13, 2024, and which did not become due or payable prior to such date. The Company recorded $520,000 as Registration Rights Agreement Liability in respect of the Registration Rights Agreement Amendment. This liability does not bear interest and as of June 30, 2025 the repayment date has not yet been determined.

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

NOTE 5 – NOTES PAYABLE

On June 5, 2025, and June 16, 2025, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain investors. Pursuant to the Purchase Agreements, the Company agreed to sell to the purchasers in a private placement, Debentures (the “Debentures”) in aggregate principal amounts of $300,000 and $200,000, respectively, due August 5, 2025 and August 15, 2025, respectively. The Debentures do not bear interest and may be extended by the holder for subsequent periods of 60 days upon prior written notice to the Company. The Company received notice from the investors extending the August 5 debentures for an additional 60 day period. The Debentures also set forth certain customary events of default after which the Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default. Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Debentures, at any time prior to the maturity dates, the Company may elect to prepay all or a portion of the-then outstanding principal amount of the Debentures.

In the event that prior to the maturity dates the Company consummates a public offering of its securities (“Public Offering”), the then-outstanding principal amount of the Debentures automatically converts into shares of the Company’s Common Stock (the “Debenture Shares”) at a conversion price equal to the per share price of the shares of Common Stock offered in the Public Offering. The Debenture Shares, if any, are subject to the same terms and conditions as the shares of Common Stock issued in a Public Offering, including the issuance of any accompanying warrants to purchase shares of Common Stock issued and registration rights granted, if any, to investors in the Public Offering.

In addition, pursuant to the Purchase Agreements the Company agreed to issue (A) subject to the consummation of a Public Offering, warrants to purchase up to a number of shares of Common Stock (the “Purchase Warrants”), equal to: (i) in the event the Debentures are outstanding as of the date of the consummation of the Public Offering, 150% of the Debenture Shares issued, if any; or (ii) in the event that the Debentures are not outstanding as of the Public Offering closing date, 100% of the Debenture Shares that would have been issued, if any, as if such Debentures were outstanding as of the Public Offering closing date, and (B) subject to the completion of a Public Offering by the Company of warrants to purchase shares of Common Stock, additional warrants to purchase shares of Common Stock (the “Additional Warrants” and, collectively with the Purchase Warrants, the “Bridge Financing Warrants”) equal to: (i) in the event that the Debentures are outstanding as of the Public Offering closing date, 150% of the number of shares of Common Stock underlying the warrants issued in the Public Offering that the purchaser would have been entitled to receive had the purchaser participated in the Public Offering in the amount equal to the purchaser’s subscription amount under the Purchase Agreements (the “Warrant Subscription Amount”); or (ii) in the event that the Debentures are not outstanding as of the Public Offering closing sate, 100% of the Warrant Subscription Amount.

The Company reviewed the terms of the Bridge Financing Warrants to be issued and determined that due to the variable number of instruments to be issued, they would constitute a derivative liability. At the initial date, the Company is required to estimate the fair value of both sets of Bridge Financing Warrants and allocate the total gross proceeds received between them based on that relative fair value identified. The fair value of the embedded derivative financial instruments should be bifurcated from the host instrument and remeasured on recurring basis at each reporting period under marked to market approach. The fair value of the derivative liabilities at inception amounted to $214,082 and is recorded as a debt discount to the Debentures which is amortized over the life of the loan using the effective interest method. Amortization of debt discount for the three month period ending June 30, 2025 amounted to $14,595 using effective interest rates of 31.18%-32.69%.

Derivative Liability

The Company valued the derivative liability relating to the embedded conversion feature using the Black Scholes Model using the following assumptions:

	June 5, 2025	June 16, 2025	June 30, 2025
Stock price	$0.006	$0.0124	$0.0240
Exercise price	0.057	0.0118	0.0228
Term (years)	2.5	2.5	2.5
Annual volatility	42.06%	42.05%	41.95%
Risk free rate	3.90%	3.93%	3.68%
Dividend yield	0%	0%	0%

The Company discounted the Purchase Warrants value resulting from an estimated probability of 90% of the occurrence of a Public Offering. The Additional Warrants were fully discounts resulting from the Company’s current estimation of a zero probability of an occurrence of Public Offering including warrants.

The Company’s activity in its convertible debt related derivative liability was as follows for the period ended June 30, 2025:

Balance of derivative liability at January 1, 2025	$-
Transfer in due to issuance of convertible promissory note with warrant derivative liability	214,082
Change in fair value of warrant derivative liability	(1,903)
Balance of derivative liability at June 30, 2025	$212,179

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Israel Innovation Authority

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, in accordance with the terms of the grant, the Company is required to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate based on LIBOR. Beginning from January 1, 2024, the rate was adjusted to SOFR (Secured Over Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties can increase in the event of production outside of Israel or the sale of any intellectual property developed under the grant to a non-Israeli entity. The current contingent royalty obligation as of June 30, 2025, and December 31, 2024 is approximately $1.19 million and $1.18 million, respectively.

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

War in Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. In June 2025, Israel launched a strike against Iran, aimed to disrupt Iran’s capacity to coordinate or launch hostilities against Israel. Iran has retaliated in response, firing missiles and drones at Israeli military and civilian infrastructure. As of the date hereof a ceasefire agreement has been reached with Iran, however there is no assurance that this agreement will be upheld and military activity and hostilities may continue to exist at varying levels of intensity.

The Company’s research and development activities are located in Israel. Currently, such activities in Israel remain largely unaffected. During the six months ended June 30, 2025 and 2024, the impact of these conflicts on the Company’s results of operations and financial condition was immaterial. Management will continue to monitor the effect of the war on the Company’s financial position and results of operations.

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

Holders of the Company’s Common Stock have no preemptive, redemption, conversion or subscription rights. No sinking fund provisions are applicable to the Company’s Common Stock. Upon liquidation, dissolution or winding-up, holders of the Company’s Common Stock are entitled to share in all assets remaining after payment of all liabilities and the liquidation preferences of any of the Company’s outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s Common Stock are entitled to receive dividends, if any, as may be declared from time to time by the board of directors out of the Company’s assets which are legally available. Such dividends, if any, are payable in cash, in property or in shares of capital stock.

Warrants

On August 14, 2023, the Company issued warrants to purchase up to 489,834,426 shares of Common Stock to Private Dror Shareholders (the “Exchange Warrants”) in exchange for certain of their outstanding warrants, and warrants to purchase up to 456,818,176 shares of Common Stock to the Private Placement Investors in respect of their investment, in addition to warrants to purchase up to 18,181,817 shares of Common Stock issued to the Private Placement Investors in a subsequent closing on September 13, 2023 (the “Private Placement Warrants” and, together with the Exchange Warrants, the “Warrants”).

The outstanding Warrants expire five years from the initial exercise date and are exercisable at an exercise price of $0.033 per share. The Warrants contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

On April 17, 2024, the Board of Directors approved the issuance of warrants to purchase 10,454,500 shares of Common Stock to Oriole Avenue Inc. (“Oriole”) with the same terms as the warrants issued to the Private Dror Shareholders (the “Oriole Warrants”). The Oriole Warrants were issued to an investor in respect of services to be performed pursuant to the Oriole Consulting Agreement, which concluded on July 15, 2024. The fair value of the Oriole Warrants on the date of issuance was $35,814, which was recognized as general and administrative expense in the Statement of Operations over the service period. The aggregate fair value of $35,814 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 77.10%, (iii) risk free rate of 4.62% (iv) dividend rate of zero, (v) stock price of $0.01, and (vi) exercise price of $0.033.

If at the time of the Warrant’s exercise there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of Common Stock underlying the Warrants, then the holders will have the right to exercise the Warrants by means of a cashless exercise. In addition, if (i) the volume-weighted average price of the Company’s Common Stock for 20 consecutive trading days is at least 300% of the exercise price of the Warrants, (ii) the dollar trading volume of the Company’s Common Stock for each trading day within such 20-day trading period equals or exceeds $500,000, (iii) a registration statement providing for the resale of the private placement shares is effective and such registration statement has been effective for six (6) months, (iv) the holders of the Warrants are not in possession of any information provided by the Company that constitutes material nonpublic information and (v) the Company has not breached any of the terms of the investment documents (regardless of if such breach has been cured), then the Warrants may be redeemed at a price of $0.001 per Warrant up to one-half, in the aggregate, of the Warrants upon not less than 20 days’ prior written notice of redemption to each holder, subject to certain customary restrictions.

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

The Company treated the exchange of the original options for the new options as a modification in accordance with ASC 718. The Company calculated the fair value of the original options prior to the Share Exchange and the fair value of the new options at the time of the Share Exchange. The increase in value due to the modification was $4,261,809 and was recorded as additional share-based compensation expense. As one third of the options had fully vested prior to the Share Exchange, the Company recognized one third of the total amount of the increased value, amounting to $1,420,603 at the time of the Share Exchange. The remaining two thirds of the incremental value relating to the unvested options were recorded over the remaining vesting period. The options granted to the executives were fully vested as of December 31, 2024, and expensed in full. The options issued to the director completed their vesting period in the second quarter of 2025.

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

Share-based compensation expense for the three months ended June 30, 2025 and 2024 amounted to $15,977 and $774,428, respectively. Share-based compensation expense for the six months ended June 30, 2025 and 2024 amounted to $39,170 and $1,311,625, respectively. Share-based compensation relating to general and administrative expenses amounted to $15,977 and $610,694 for the three months ended June 30, 2025 and 2024, respectively, and $39,170 and $992,768 for the six months ended June 30, 2025 and 2024, respectively. Share-based compensation relating to research and development expenses amounted to $0 and $163,734 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $318,857 for the six months ended June 30, 2025 and 2024, respectively. There were no option grants during the six months ended June 30, 2025

NOTE 8 – RELATED PARTY TRANSACTIONS

Director Consulting Services

On June 1, 2022, the Company entered into a consulting agreement with Yehuda Englander, a director of the Company (the “Consulting Agreement”), pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander is entitled to a cash fee of NIS 3,500 each month and was also granted options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in connection with the Share Exchange. All of the options have vested as of June 30, 2025. On February 7, 2024, the Company amended the Consulting Agreement which provides that Mr. Englander’s monthly cash fee in respect of the services provided under the Consulting Agreement will equal $2,500 and in addition to the monthly fee, Mr. Englander is entitled to expense reimbursements in an amount not to exceed $500. Consulting services paid to the director recorded as general and administrative expenses for the three months ended June 30, 2025 and 2024 was $9,866 and $8,997, respectively. Consulting services paid to the director recorded as general and administrative expenses for the six months ended June 30, 2025 and 2024 was $19,360 and $15,991, respectively. Accrued expense balances in respect of this agreement at June 30, 2025 and 2024 were $3,410 and $3,059, respectively.

On February 7, 2024, the Company entered into a consulting agreement with Chaim Ravad, a director of the Company (the “Ravad Consulting Agreement”), pursuant to which, in consideration for certain services provided as a board member, Mr. Ravad was entitled to a cash fee of $5,000 per month. The Ravad Consulting Agreement was terminable by either party upon 30 days written notice to the other party, and automatically terminated upon the payment in an aggregate amount of $55,000, pursuant to the terms of the Ravad Consulting Agreement. Consulting services paid to the director recorded as general and administrative expenses for the three months ended June 30, 2025 and 2024 was $0 and $10,000, respectively, and $0 and $25,000 for the six months ended June 30, 2025 and 2024, respectively. Accrued expense balances in respect of this agreement at June 30, 2025 and 2024 were $0 and $5,000, respectively.

Stockholder Consulting Services

On August 8, 2023, the Company entered into a consulting agreement with Oriole, an entity owned by Yaacov Bodner, an owner of 5% or more of the Company’s outstanding shares of Common Stock. pursuant to which, in consideration for certain stockholder, investors relations and general consultancy services, Oriole was entitled to receive cash payments equal in the aggregate to $145,000, and Oriole Warrants to purchase up to an aggregate of 10,454,500 shares of the Company’s Common Stock, with an exercise price of $0.033 per share and substantially the same terms as the Warrants. The cash payment was paid in equal monthly installments of $14,500, commencing on September 15, 2023 and expiring on July 15, 2024. Although the agreement was signed and the services were provided, the Board of Directors did not approve of the issuance of the Oriole Warrants until April 17, 2024. The value of the Oriole Warrants on April 17, 2024 amounted to $36,748 which was amortized over the remaining service period. Consulting services paid to stockholders recorded as general and administrative expenses for the three months ended June 30, 2025 and 2024 was $0 and $43,500, respectively, and $0 and $87,000 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 9 – SEGMENT REPORTING:

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has only one reportable segment, the Platform Segment, as all their research and development activities are related to the development of the Company’s Platform. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to stockholders. As the Company is currently involved in the development of one product, the Platform, the Company has determined that it operates in a single reportable segment. The Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer (CEO), reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company’s assets are located in Israel.

NOTE 10 – SUBSEQUENT EVENTS

On July 17, 2025, the Company entered into a securities purchase agreement, by and among the Company and certain investors, for the sale of debentures in an aggregate principal amount of $200,000 with the same terms as the Security Purchase Agreements and Debentures other than a maturity date of September 17, 2025 (see Note 5).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Dror-Ortho Design, Inc. (the “Company”) as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

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

The Company currently does not generate revenues to fund operations and anticipates that it will continue to incur significant losses as it continues to develop the Platform. Please refer to “Risk Factors - We are in the development stage, are not generating revenues and have no operating history in the manufacturing and distribution of orthodontic medical devices or platforms for consumer use” included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. The Company intends to spend approximately $2.5 million over the next 18 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

Recent Developments

On each of June 5, 2025, June 16, 2025, and July 17, 2025, the Company entered into a Securities Purchase Agreement (collectively, the “Purchase Agreements”) with each of the purchasers signatory thereto, pursuant to which, the Company agreed to sell to the purchasers in a private placement (the “Private Placements”), Debentures (collectively, the “Debentures”) in an aggregate principal amount of $300,000 due August 5, 2025, $200,000 due August 15, 2025 and $200,000 due September 17, 2025, respectively.

In addition, pursuant to each Purchase Agreement, the Company agreed to issue (A) subject to the consummation of a public offering by the Company of its securities (the “Public Offering”), warrants to purchase up to a number of shares of Common Stock (the “Purchase Warrants”) equal to: (i) in the event the applicable Debentures are outstanding as of the date of the consummation of the Public Offering (the “Public Offering Closing Date”), 150% of the Debenture Shares (as defined herein) issued, if any; or (ii) in the event that each of the applicable Debentures are not outstanding as of the Public Offering Closing Date, 100% of the Debenture Shares that would have been issued, if any, as if such Debentures were outstanding as of the Public Offering Closing Date, and (B) subject to the completion of a Public Offering by the Company of warrants to purchase shares of Common Stock, additional warrants to purchase shares of Common Stock (the “Additional Warrants” and, collectively with the Purchase Warrants, the “Bridge Warrants”) equal to: (i) in the event that the applicable Debentures are outstanding as of the Public Offering Closing Date, 150% of the number of shares of Common Stock underlying the warrants issued in the Public Offering that the Purchaser would have been entitled to receive had the Purchaser participated in the Public Offering in the amount equal to the Purchaser’s subscription amount under the Purchase Agreement (the “Warrant Subscription Amount”); or (ii) in the event that the applicable Debentures are not outstanding as of the Public Offering Closing Date, 100% of the Warrant Subscription Amount.

Debentures

Each of the Debentures bear an interest rate of 0% per annum and the maturity date may be extended by the holder for subsequent periods of 60 days upon prior written notice to the Company. The Debentures also set forth certain customary events of default after which the Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default. Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Debentures, at any time prior to the maturity date, the Company may elect to prepay all or a portion of the-then outstanding principal amount of each of the Debentures.

In the event that prior to the respective maturity date the Company consummates a Public Offering, the then-outstanding principal amount of each of the Debentures automatically converts into shares of the Company’s Common Stock (the “Debenture Shares”) at a conversion price equal to the per share price of the shares of Common Stock offered in the Public Offering. The Debenture Shares, if any, are subject to the same terms and conditions as the shares of Common Stock issued in the Public Offering, including the issuance of any accompanying warrants to purchase shares of Common Stock issued and registration rights granted, if any, to investors in the Public Offering.

Warrants

The Bridge Warrants, if issued, will be exercisable for shares of Common Stock immediately upon issuance, at an exercise price equal to the per share price of the shares of Common Stock offered in the Public Offering (the “Exercise Price”), if any, and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2025, the Company’s cash used in operations was $984,963 leaving a cash balance of $64,481 as of June 30, 2025. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. In the first half of 2025, the Company raised $500,000 from the issuance of the Debentures and is exploring additional fundraising opportunities.

General

The Company is involved in the research and development of an orthodontic alignment platform. The Company has several patents for the technology used in the platform and is currently in the process of preparing the prototype for FDA approval.

Results of Operations

Comparison of the Three Months Ended June 30, 2025, and the Three Months Ended June 30, 2024

The following table sets forth the results of operations of the Company for the three months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Change $	Change %
Research and development	$324,068	$389,216	$(65,148)	(17)%
General and administrative	$391,494	$333,274	$58,220	17%
Share-based compensation	$15,977	$774,428	$(758,451)	(98)%
Other expenses, net	$(27,799)	$(9,872)	$(17,927)	(182)%

Research and development expenses

Research and development expenses were $324,068 for the three months ended June 30, 2025, compared to $389,216 for the three months ended June 30, 2024. The decrease in research and development expenses of $65,148, or 17%, was primarily due to decreased activities relating to software development.

General and administrative expenses

General and administrative expenses were $391,494 for the three months ended June 30, 2025, compared to $333,274 for the three months ended June 30, 2024. The increase in general and administrative expenses of $58,220, or 17%, was primarily due to higher professional fees during the three months ended June 30, 2025.

Share-based Compensation Expenses

Share-based compensation expenses were $15,977 for the three months ended June 30, 2025, compared to $774,428 for the three months ended June 30, 2024. The decrease in share-based compensation expenses of $758,451, or 98%, was primarily due to the majority of the outstanding stock options vesting in 2024.

Other Expenses, Net

Other expenses, net were $27,799 for the three months ended June 30, 2025, compared to $9,872 for the three months ended June 30, 2024. The increase in net expense of $17,927, or 182%, was primarily due to the amortization of debt discount of $14,595 and financial expenses, net of $15,107, partially offset by a $1,903 gain from the change in fair value of a derivative.

Comparison of the Six Months Ended June 30, 2025, and the Six Months Ended June 30, 2024

The following table sets forth the results of operations of the Company for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Change $	Change %
Research and development	$563,672	$762,873	$(199,201)	(26)%
General and administrative	$705,123	$718,838	$(13,715)	(2)%
Share-based compensation	$39,170	$1,311,625	$(1,272,455)	(97)%
Other expenses, net	$(27,496)	$(21,917)	$(5,579)	(25)%

Research and development expenses

Research and development expenses were $563,672 for the six months ended June 30, 2025, compared to $762,873 for the six months ended June 30, 2024. The decrease in research and development expenses of $199,201, or 26%, was primarily due to decreased activities relating to the development of new products.

General and administrative expenses

General and administrative expenses were $705,123 for the six months ended June 30, 2025, compared to $718,838 for the six months ended June 30, 2024. The decrease in general and administrative expenses of $13,715, or 2%, was primarily due to a reduction in professional fees during the period.

Share-based Compensation Expenses

Share-based compensation expenses were $39,170 for the six months ended June 30, 2025, compared to $1,311,625 for the six months ended June 30, 2024. The decrease in share-based compensation expenses of $1,272,455, or 97%, was primarily due to the majority of the outstanding stock options vesting in 2024.

Other Expenses, Net

Other expenses, net were $27,496 for the six months ended June 30, 2025, compared to $21,917 for the six months ended June 30, 2024. The increase in net expense of $5,579, or 25%, was primarily due to debt discount amortization of $14,595 and financial expenses, net of $14,804, partially offset by a $1,903 gain from the change in fair value of a derivative.

Liquidity and Capital Resources

Sources of Liquidity

We do not have revenues to fund operations. We anticipate that we will continue to incur significant losses as we continue to develop our product. Historically, our primary source of cash has been proceeds from the sale of equity instruments. We raised $5.225 million through a private placement sale of shares to new investors concurrent with the Share Exchange which was used on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects. During the six months ended June 30, 2025, the Company received $500,000 in the form of bridge loans from existing investors.

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

Cash Flows

	Six months ended June 30,
	2025	2024
Cash provided by (used in)
Operating activities	$(984,963)	$(1,487,517)
Investing activities	-	(25,849)
Financing activities	500,000	-
Net decrease in cash and cash equivalents	$(484,963)	$(1,513,366)

Six months ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Operating activities

Net cash used in operating activities was $984,963 for the six months ended June 30, 2025, as compared to $1,487,517 for the six months ended June 30, 2024. The amount for the six months ended June 30, 2025, primarily consisted of a net loss of $1,337,941, partially offset by non-cash charges of $54,312 (including stock-based compensation expense of $39,170, depreciation of $2,450, and debt discount amortization of $14,595, offset by a $1,903 gain from the change in fair value of a derivative), and a net increase from working capital of $296,186. The amount for the six months ended June 30, 2024, primarily consisted of a net loss of $2,815,253, partially offset by non-cash charges of $1,313,190 (including stock-based compensation expense of $1,311,625 and depreciation of $1,565), and a net increase in working capital of $14,546.

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $0. During the six months ended June 30, 2024, net cash used in investing activities was $25,849 relating to the purchase of fixed assets.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $500,000. During the six months ended June 30, 2024, net cash provided by financing activities was $0.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could vary from those estimates. Management utilizes various other estimates, including but not limited to accrued expenses, estimated lives of long-lived assets, the valuation of stock-based compensation, the fair value of derivative liabilities and the valuation allowance for deferred tax assets and other contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Derivative Instruments

Derivative financial instruments are recorded in the accompanying balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s statements of operations.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2025, the Company’s cash used in operations was $984,963 leaving a cash balance of $64,481 as of June 30 2025. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. In addition, in April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. In June 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran, aimed at disrupting Iran’s capacity to coordinate or launch further hostilities against Israel, as well as to degrade its nuclear program. In response, Iran launched multiple waves of drones and ballistic missiles at Israeli cities. While most of these attacks were intercepted, several caused civilian casualties and damage to infrastructure. The Israeli military has since conducted additional operations against Iranian assets. While a ceasefire was reached between Israel and Iran in June 2025 after 12 days of hostilities, the situation remains volatile. A broader regional conflict involving additional state and non-state actors remains a significant risk. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Additionally, Yemeni rebel group, the Houthis, launched series of attacks on global shipping routes in the Red Sea, causing disruptions of supply chain. Such clashes may escalate in the future into a greater regional conflict.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2025, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Debenture, issued on June 5, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2025).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2025).
4.3	Form of Debenture, issued on June 16, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2025).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2025).
4.5	Form of Debenture, issued on July 17, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2025).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2025).
10.1	Securities Purchase Agreement, dated June 5, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2025).
10.2	Securities Purchase Agreement, dated June 16, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2025).
10.3	Securities Purchase Agreement, dated July 17, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DROR ORTHO-DESIGN, INC.

Date: August 14, 2025	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer and Principal Financial and Accounting Officer