Form 10-Q
period 2025-09-30
Dror Ortho-Design, Inc.
filed 2025-11-18
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 18, 2025 was 956,997,116 shares.

Dror Ortho-Design, Inc.

Quarter Ended September 30, 2025

i

DROR ORTHO-DESIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, except share and per share amounts)

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

	September 30, 2025	December 31, 2024
	Unaudited	Audited
Assets
Current Assets:
Cash	$240,362	$549,444
Receivables and prepaid expenses	10,419	89,139
Total Current Assets	250,781	638,583

Non-current Assets:
Property and equipment at cost, net of accumulated depreciation	20,437	24,142
Total Assets	271,218	662,725

Liabilities And Stockholders’ DEFICIT

Current Liabilities:
Accounts payable	$447,250	$215,359
Accrued expenses and other payables	173,284	171,379
Convertible promissory notes, net	801,658	-
Derivative liability	478,285	-
Registration Rights Agreement liability	520,000	520,000
Total Current Liabilities	2,420,477	906,738

Non-current Liabilities:
Accrued severance	168,554	123,981
Total Liabilities	2,589,031	1,030,719

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred A Stock, $0.0001 par value, 12,500,000 shares authorized; 5,847,937 shares outstanding at September 30, 2025 and December 31, 2024	585	585
Common stock, $0.0001 par value; 3,254,475,740 shares authorized; 956,997,116 shares issued and outstanding at September 30, 2025 and December 31, 2024	95,699	95,699
Additional paid-in capital	19,081,548	19,042,378
Accumulated deficit	(21,495,645)	(19,506,656)
Total Stockholders’ Deficit	(2,317,813)	(367,994)
Total Liabilities and Stockholders’ Deficit	$271,218	$662,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(U.S. dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	Unaudited		Unaudited
Operating Expenses
Research and development	$151,456	$451,030	$715,128	$1,213,903
General and administrative expenses	318,424	307,593	1,023,547	1,026,431
Share-based compensation	-	543,101	39,170	1,854,726
Total Operating Expenses	469,880	1,301,724	1,777,845	4,095,060

Loss from operations	(469,880)	(1,301,724)	(1,777,845)	(4,095,060)

Financial expenses, net	(16,397)	(5,211)	(31,201)	(27,128)
Liquidated damages accrual	-	(520,000)	-	(520,000)
Amortization of debt discount	(159,813)	-	(174,408)	-
Change in fair value of derivative liability	(7,438)	-	(5,535)	-
Total other expense	(183,648)	(525,211)	(211,144)	(547,128)

Loss before provision for income taxes	(653,528)	(1,826,935)	(1,988,989)	(4,642,188)
Provision for income taxes	-	-	-	-
Net loss	$(653,528)	$(1,826,935)	$(1,988,989)	$(4,642,188)

Net loss per common share	(0.00)	(0.00)	(0.00)	(0.01)
Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted-average common shares outstanding	956,997,116	738,290,665	956,997,116	576,990,761
Basic and Diluted	956,997,116	738,290,665	956,997,116	576,990,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars, except share and per share amounts)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	5,847,937	$585	956,997,116	$95,699	$19,042,378	$(19,506,656)	$(367,994)
Stock-based compensation	—	—	—	—	23,193	—	23,193
Net loss	—	—	—	—	—	(576,123)	(576,123)
Balance at March 31, 2025	5,847,937	$585	956,997,116	$95,699	$19,065,571	$(20,082,779)	$(920,924)
Stock-based compensation	—	—	—	—	15,977	—	15,977
Net Loss	—	—	—	—		(759,338)	(759,338)
Balance at June 30, 2025	5,847,363	$585	956,997,116	$95,699	$19,081,548	$(20,842,117)	$(1,664,285)
Stock-based compensation	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(653,528)	(653,528)
Balance at September 30, 2025	5,847,363	$585	956,997,116	$95,699	$19,081,548	(21,495,645)	(2,317,813)

Balance at January 1, 2024	10,463,363	$1,047	495,454,546	$49,545	$16,842,037	$(13,730,705)	$3,161,924
Stock-based compensation	—	—	—	—	537,197	—	537,197
Net loss	—	—	—	—	—	(1,308,463)	(1,308,463)
Balance at March 31, 2024	10,463,363	$1,047	495,454,546	$49,545	$17,379,234	$(15,039,168)	$2,390,658
Stock-based compensation	—	—	—	—	774,428	—	774,428
Net loss	—	—	—	—	—	(1,506,790)	(1,506,790)
Balance at June 30, 2024	10,463,363	$1,047	495,454,546	$49,545	$18,153,662	$(16,545,958)	$1,658,296
Conversion of Series A Preferred Stock into Common Stock	(4,615,426)	(462)	461,542,570	46,154	(45,692)	—	—
Stock-based compensation	—	—	—	—	543,101	—	543,101
Net loss	—	—	—	—	—	(1,826,935)	(1,826,935)
Balance at September 30, 2024	5,847,937	$585	956,997,116	$95,699	18,651,071	(18,372,893)	374,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(U.S. dollars, except share and per share amounts)

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,988,989)	$(4,642,188)
Stock-based compensation expense	39,170	1,854,726
Depreciation	3,705	2,800
Amortization of debt discount	174,408	—
Change in fair value of derivative liability	5,535	—
Changes in operating assets and liabilities:
Receivables and prepaid expenses	78,720	15,270
Accounts payable	231,891	(22,153)
Accrued expenses and other payables	1,905	92,937
Registration Rights Agreement liability	—	520,000
Accrued severance	44,573	(117)
Net cash used in operating activities	(1,409,082)	(2,178,725)

Cash flows from investing activities:
Purchase of property and equipment	—	(25,849)
Net cash used in investing activities	—	(25,849)

Cash flows from financing activities:
Proceeds from convertible promissory notes, net	1,100,000	—
Net cash provided by financing activities	1,100,000	—

Net decrease in cash	(309,082)	(2,204,574)
Cash, beginning of period	549,444	3,347,843
Cash, end of period	$240,362	$1,143,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Dror Ortho-Design, Inc., a Delaware corporation (the “Company”), was incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On July 5, 2023, the Company entered into a share exchange agreement with the shareholders of Dror Ortho-Design, Ltd. (“Private Dror”), pursuant to which the shareholders of Private Dror agreed to exchange all of their outstanding ordinary shares of Private Dror for shares of the Company’s common stock par value $0.0001 per share (“Common Stock”) and the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock” and such transaction, the “Share Exchange”). On August 14, 2023 the Share Exchange was consummated and the Company changed its name to “Dror Ortho-Design, Inc.” Following the Share Exchange, the Company succeeded the business of Private Dror as its sole line of business. The Company is involved in the research and development of an orthodontic alignment platform and has not yet reached the sales stage for its product.

The Company’s stock is quoted on the OTC Pink Market under the symbol “DROR.”

Going Concern and Management’s Plans

The financial statements are presented on a going concern basis. The Company has not yet generated any revenues, has suffered recurring losses from operations with an accumulated deficit of $21,495,645 as of September 30, 2025, and is dependent upon external sources for financing its operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approvals, and, ultimately, the market acceptance of the Company’s products. There is no assurance that the Company will be successful in raising these funds. These financial statements do not include adjustments that may result from the outcome of these uncertainties. During the nine months ended September 30, 2025, the Company received an aggregate of $1,100,000 from the issuance of convertible debentures and warrants in a series of private placements and is exploring additional fundraising opportunities. On November 12, 2025, the Company received an additional $200,000 from the issuance of convertible debentures and warrants.

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

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2025 may not be indicative of results for the full year.

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

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters.” The functional currency of the Company and its subsidiary is the United States Dollar (“U.S. Dollar”) as the U.S. Dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in the U.S. Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the U.S. Dollar to the Israeli Shekel was 3.306 and 3.647 as of September 30, 2025 and December 31, 2024, respectively.

Cash

The Company’s cash is held with financial institutions in the United States and Israel. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Account balances held in the Unites States may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of September 30, 2025, and December 31, 2024, the Company did not have any balances in excess of the FDIC insurance limit. As of September 30, 2025, and December 31, 2024, the Company had $68,396 and $544,175, respectively, in Israeli financial institutions, which is uninsured. The Company has not experienced any losses in such accounts with these financial institutions.

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

For the three and nine months ended September 30, 2025 and 2024, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per share of Common Stock is the same. Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is included in the table as if converted. As of September 30, 2025 and 2024, shares issuable which could potentially dilute future earnings were as follows:

	September 30,
	2025	2024
Series A Preferred Stock	584,793,654	584,793,654
Warrants	975,288,919	975,288,919
Stock Options	184,264,323	184,264,323
Shares excluded from the calculation of diluted loss per share	1,744,346,896	1,744,346,896

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

NOTE 3 – REGISTRATIONS RIGHTS AGREEMENT LIABILITY

In connection with the closing of the Share Exchange, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company sold (i) shares of Common Stock (the “Private Placement Shares”) and shares of Series A Preferred Stock, or a combination thereof, at an effective purchase price of $0.011 per share of Common Stock sold in the private placement or underlying such shares of Series A Preferred Stock and (ii) five-year warrants to acquire shares of Common Stock at an exercise price of $0.033 per share (“Private Placement Warrants”) in a private placement (the “Private Placement”) to certain investors (collectively, the “Private Placement Investors”).

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

Pursuant to Section 6(e) of the Registration Rights Agreement, the provisions of the Registration Rights Agreement may be amended by obtaining the written consent of the Company and the Private Placement Investors holding 50.1% or more of the then-outstanding Registrable Securities (the “Required Holders”). On February 9, 2024, the Company filed a registration statement on Form S-1 registering for resale the Registrable Securities, which was declared effective by the SEC on June 14, 2024. On August 13, 2024, the Company and the Required Holders entered into an Amendment to the Registration Rights Agreement (“Registration Rights Agreement Amendment”), pursuant to which effective retroactively to September 28, 2023, (i) the date in which a registration statement registering the resale of the Registrable Securities (the “Registration Statement”) is required to be filed pursuant to the Registration Rights Agreement was amended to February 9, 2024, and (ii) the date in which the Registration Statement is required to be declared effective by the SEC pursuant to the Registration Rights Agreement was amended to June 14, 2024. In consideration for entering into the Registration Rights Agreement Amendment, the Company agreed to pay the Private Placement Investors the liquidated damages equal to the amount that would otherwise have accrued pursuant to the Registration Rights Agreement, without giving effect to the Registration Rights Agreement Amendment, which became due and payable upon signing the Registration Rights Agreement Amendment on August 13, 2024, and which did not become due or payable prior to such date. The Company recorded $520,000 as Registration Rights Agreement liability in respect of the Registration Rights Agreement Amendment. This liability does not bear interest and as of September 30, 2025 the repayment date has not yet been determined.

NOTE 4 – ACCRUED SEVERANCE

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Israel pension and severance pay liability to employees are partially covered by regular deposits with recognized pension and severance pay funds under the employees’ names and through the purchase of insurance policies. The amount of the liability for severance pay that is included in the balance sheet expresses the balance of the liability that is not covered by deposits, pursuant to the existing labor agreements. Although certain employees have waived their rights to receive severance pay on a portion of their salaries, the Company has recorded a provision for the full amount that would have been required under Israeli labor law.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES, NET

During the second and third quarters of 2025, on (i) June 5, 2025, the Company entered into that certain Securities Purchase Agreement (the “First Purchase Agreement”) with certain existing investors, pursuant to which, the Company agreed to sell in a private placement, Debentures (the “First Debentures”) in an aggregate principal amount of $300,000 due August 5, 2025, (ii) June 16, 2025, the Company entered into that certain Securities Purchase Agreement (the “Second Purchase Agreement”) with certain existing investors, pursuant to which, the Company agreed to sell in a private placement, Debentures (the “Second Debentures”) in an aggregate principal amount of $200,000 due August 15, 2025, and (iii) July 17, 2025, the Company entered into that certain Securities Purchase Agreement (the “Third Purchase Agreement”) with certain existing investors, pursuant to which, the Company agreed to sell in a private placement, Debentures (the “Third Debentures” and, together with the First Debentures and Second Debentures, the “Q2 Debentures”) in an aggregate principal amount of $200,000 due September 17, 2025. Subsequently, the maturity dates of the Debentures were extended until December 13, 2025. In addition, on November 12, 2025, the Company entered into that certain Securities Purchase Agreement (the “Fourth Purchase Agreement” and, together with the First Purchase Agreement, the Second Purchase Agreement and the Third Purchase Agreement, the “Purchase Agreements”) with certain existing investors, pursuant to which, the Company agreed to sell in a private placement, Debentures (the “Fourth Debentures” and, together with the Q2 Debentures, the “Debentures”) in an aggregate principal amount of $200,000 due January 12, 2026. On September 15, 2025, the Company received an advance in the amount of $400,000 in respect of the Fourth Purchase Agreement (the “Advance”).

The Advance was accounted for with the same terms as the Q2 Debentures as these were the terms that were included in the agreement signed on November 12, 2025 (see Note 10). The Debentures do not bear interest. The Debentures also set forth certain customary events of default after which the Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default. Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Debentures, at any time prior to the maturity dates, the Company may elect to prepay all or a portion of the-then outstanding principal amount of the Debentures.

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

The Company reviewed the terms of the Bridge Financing Warrants to be issued and determined that due to the variable number of instruments to be issued, they would constitute a derivative liability. At the initial date, the Company estimated the fair value of both sets of Bridge Financing Warrants and allocated the total gross proceeds received between them based on that relative fair value identified. The fair value of the embedded derivative financial instruments was bifurcated from the host instrument and remeasured on recurring basis at each reporting period under marked to market approach. The fair value of the derivative liabilities at inception amounted to $472,750 and were recorded as debt discounts to the Debentures which are amortized over the life of the loan using the effective interest method. Amortization of debt discount for the nine month period ending September 30, 2025 amounted to $174,408 using effective interest rates of 74.24%-76.57% for the estimated amortization period.

 Derivative Liability

The Company valued the derivative liability relating to the embedded conversion features using the Black Scholes Model using the following assumptions on the respective dates of the Debentures:

	June 5, 2025	June 16, 2025	July 17, 2025	September 15, 2025	September 30, 2025
Stock price	$0.006	$0.0124	$0.019	$0.0215	$0.0160
Exercise price	0.057	0.0118	0.018	0.0204	0.0152
Term (years)	2.5	2.5	2.5	2.5	2.5
Annual volatility	42.06%	42.05%	41.81%	43.53%	43.50%
Risk free rate	3.90%	3.93%	3.89%	3.50%	3.61%
Dividend yield	0%	0%	0%	0%	0%
Estimated warrant amount	75,000,000	24,193,548	15,789,474	27,906,977	103,125,000
Fair value of warrants	$128,417	$85,665	$85,213	$173,455	$478,285

The Company has assumed that the Debentures will be outstanding as of the potential Public Offering. The Company discounted the Purchase Warrants value due to an estimated probability of 90% of the occurrence of a Public Offering. The Additional Warrants were fully discounted resulting from the Company’s current estimation of a zero probability of an occurrence of Public Offering including warrants.

The Company’s activity in its convertible promissory notes, net related derivative liability was as follows for the period ended September 30, 2025:

Balance of derivative liability at January 1, 2025	$-
Transfer in due to issuance of convertible promissory notes, net with warrant derivative liability	472,750
Change in fair value of warrant derivative liability	5,535
Balance of derivative liability at September 30, 2025	$478,285

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Israel Innovation Authority

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, in accordance with the terms of the grant, the Company is required to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate based on LIBOR. Beginning from January 1, 2024, the rate was adjusted to SOFR (Secured Over Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties can increase in the event of production outside of Israel or the sale of any intellectual property developed under the grant to a non-Israeli entity. The current contingent royalty obligation as of September 30, 2025, and December 31, 2024 is approximately $1.19 million and $1.18 million, respectively.

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

War in Israel

Starting October 7, 2023, Israel has been engaged in a complex multifront war in the Middle East. An agreement for a ceasefire in Gaza was reached in October 2025, conditioned on the parties meeting certain ongoing requirements.

The Company’s research and development activities are located in Israel. Currently, such activities in Israel remain largely unaffected. During the nine months ended September 30, 2025 and 2024, the impact of the regional conflicts on the Company’s results of operations and financial condition was immaterial. Management will continue to monitor events in the region and their effect on the Company’s financial position and results of operations.

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

Holders of the Company’s Common Stock have no preemptive, redemption, conversion or subscription rights. No sinking fund provisions are applicable to the Company’s Common Stock. Upon liquidation, dissolution or winding-up, holders of the Company’s Common Stock are entitled to share in all assets remaining after payment of all liabilities and the liquidation preferences of any of the Company’s outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s Common Stock are entitled to receive dividends, if any, as may be declared from time to time by the board of directors of the Company (the “Board of Directors”) out of the Company’s assets which are legally available. Such dividends, if any, are payable in cash, in property or in shares of capital stock.

Warrants

On August 14, 2023, the Company issued warrants (the “Exchange Warrants”) to purchase up to 489,834,426 shares of Common Stock to the shareholders of Private Dror Shareholders (“Private Dror Shareholders”) in exchange for certain of their outstanding warrants, and Private Placement Warrants to purchase up to 456,818,176 shares of Common Stock to the Private Placement Investors in respect of their investment, in addition to Private Placement Warrants to purchase up to 18,181,817 shares of Common Stock issued to the Private Placement Investors in a subsequent closing on September 13, 2023 (collectively, and together with the Exchange Warrants and Oriole Warrants (as defined herein), the “Warrants”).

The outstanding Warrants expire five years from the initial exercise date and are exercisable at an exercise price of $0.033 per share. The Warrants contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

On April 17, 2024, the Board of Directors approved the issuance of warrants to purchase 10,454,500 shares of Common Stock to Oriole Avenue Inc. (“Oriole”) with the same terms as the warrants issued to the Private Dror Shareholders (the “Oriole Warrants”). The Oriole Warrants were issued to an investor in respect of services to be performed pursuant to the Oriole Consulting Agreement (as defined herein), which concluded on July 15, 2024. The fair value of the Oriole Warrants on the date of issuance was $35,814, which was recognized as general and administrative expense in the Statement of Operations over the service period. The aggregate fair value of $35,814 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 77.10%, (iii) risk free rate of 4.62% (iv) dividend rate of zero, (v) stock price of $0.01, and (vi) exercise price of $0.033.

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

Share-based compensation expense for the three months ended September 30, 2025 and 2024 amounted to $0 and $543,101, respectively. Share-based compensation expense for the nine months ended September 30, 2025 and 2024 amounted to $39,170 and $1,854,726, respectively. Share-based compensation relating to general and administrative expenses amounted to $0 and $386,273 for the three months ended September 30, 2025 and 2024, respectively, and $39,170 and $1,379,041 for the nine months ended September 30, 2025 and 2024, respectively. Share-based compensation relating to research and development expenses amounted to $0 and $156,828 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $475,685 for the nine months ended September 30, 2025 and 2024, respectively. There were no option grants during the nine months ended September 30, 2025

NOTE 8 – RELATED PARTY TRANSACTIONS

Director Consulting Services

On June 1, 2022, the Company entered into a consulting agreement with Yehuda Englander, a director of the Company (the “Consulting Agreement”), pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander is entitled to a cash fee of NIS 3,500 each month and was also granted options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in connection with the Share Exchange. All of the options have vested as of September 30, 2025. On February 7, 2024, the Company amended the Consulting Agreement which provides that Mr. Englander’s monthly cash fee in respect of the services provided under the Consulting Agreement will equal $2,500 and in addition to the monthly fee, Mr. Englander is entitled to expense reimbursements in an amount not to exceed $500. Consulting services paid to the director recorded as general and administrative expenses for the three months ended September 30, 2025 and 2024 was $10,262 and $8,997, respectively. Consulting services paid to the director recorded as general and administrative expenses for the nine months ended September 30, 2025 and 2024 was $29,622 and $22,153, respectively. Payable balances in respect of this agreement at September 30, 2025 and 2024 were $4,094 and $3,100, respectively.

On February 7, 2024, the Company entered into a consulting agreement with Chaim Ravad, a director of the Company (the “Ravad Consulting Agreement”), pursuant to which, in consideration for certain services provided as a member of the Board of Directors, Mr. Ravad was entitled to a cash fee of $5,000 per month. The Ravad Consulting Agreement was terminable by either party upon 30 days written notice to the other party, and automatically terminated upon the payment in an aggregate amount of $55,000, pursuant to the terms of the Ravad Consulting Agreement. Consulting services paid to the director recorded as general and administrative expenses for the three months ended September 30, 2025 and 2024 was $0 and $15,000, respectively, and $0 and $40,000 for the nine months ended September 30, 2025 and 2024, respectively. Accrued expense balances in respect of this agreement at September 30, 2025 and 2024 were $0 and $5,000, respectively.

Stockholder Consulting Services

On August 8, 2023, the Company entered into a consulting agreement with Oriole, an entity owned by Yaacov Bodner, an owner of 5% or more of the Company’s outstanding shares of Common Stock, pursuant to which, in consideration for certain stockholder, investors relations and general consultancy services, Oriole was entitled to receive cash payments equal in the aggregate to $145,000, and Oriole Warrants to purchase up to an aggregate of 10,454,500 shares of the Company’s Common Stock, with an exercise price of $0.033 per share and substantially the same terms as the Warrants (the “Oriole Consulting Agreement”). The cash payment was paid in equal monthly installments of $14,500, commencing on September 15, 2023 and expiring on July 15, 2024. Although the agreement was signed and the services were provided, the Board of Directors did not approve of the issuance of the Oriole Warrants until April 17, 2024. The value of the Oriole Warrants on April 17, 2024 amounted to $36,748 which was amortized over the remaining service period. Consulting services paid to stockholders recorded as general and administrative expenses for the three months ended September 30, 2025 and 2024 was $0 for both periods, and $0 and $87,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 12, 2025, the Company entered into the Fourth Purchase Agreement with certain existing investors. Pursuant to the agreement, the Company agreed to sell to the purchasers in a private placement, the Fourth Debentures in aggregate principal amounts of $600,000 with terms similar to the existing Q2 Debentures. On September 15, 2025, the Company received $400,000 as an advance in respect of the Fourth Purchase Agreement which was accounted in the same manner as the Q2 Debentures and is included in the balance sheet (See Note 5). These Fourth Debentures do not bear interest and mature on January 11, 2026. In addition, pursuant to the Fourth Purchase Agreement the Company agreed to issue (A) subject to the consummation of the Public Offering, Purchase Warrants to purchase shares of Common Stock equal to: (i) in the event the Fourth Debentures are outstanding as of the date of the Public Offering Closing Date, 150% of the Debenture Shares issued, if any; or (ii) in the event that the Fourth Debentures are not outstanding as of the Public Offering Closing Date, 100% of the Debenture Shares that would have been issued, if any, as if such Fourth Debentures were outstanding as of the Public Offering Closing Date, and (B) subject to the completion of a Public Offering by the Company of warrants to purchase shares of Common Stock, Additional Warrants to purchase shares of Common Stock equal to: (i) in the event that the Fourth Debentures are outstanding as of the Public Offering Closing Date, 150% of the number of shares of Common Stock underlying the warrants issued in the Public Offering that the investors would have been entitled to receive had such investor participated in the Public Offering in the amount equal to the investor’s subscription amount under the Fourth Purchase Agreement; or (ii) in the event that the Fourth Debentures are not outstanding as of the Public Offering Closing Date, 100% of the Warrant Subscription Amount.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Dror-Ortho Design, Inc. (the “Company”) as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our operations and financial performance depend on global and regional economic conditions. Inflation, fluctuations in currency exchange rates, changes in consumer confidence and demand, and weakness in general economic conditions and threats, or actual recessions, could materially affect our business, results of operations, and financial condition.;

●	the Company is in the development stage, is not generating revenues and has no operating history in the manufacturing and distribution of orthodontic medical devices or platforms for consumer use;

●	our products and technologies may not be accepted by the intended commercial consumers of our products, which could harm our future financial performance;

●	we expect continued operating losses and cannot be certain of our future profitability;

●	our net revenues will depend primarily on our Platform (as defined herein) and any decline in sales or average selling price of our Platform may adversely affect net revenues, gross margin and net income;

●	the Company will face competition from large internationally established aligner companies whose products have been widely accepted;

●	our growth and future success may depend on our ability to enhance our Platform or to develop, obtain regulatory clearance for, successfully introduce, and achieve market acceptance of new products and services;

●	we are subject to operating risks, including excess or constrained capacity and operational inefficiencies, which could adversely affect our results of operations;

●	our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades could disrupt our operations and have a material impact on our business and operating results;

●	complying with regulations enforced by FDA and other regulatory authorities is expensive and time consuming, and failure to comply could result in substantial penalties;

●	we may not receive the necessary authorizations to market our Platform or any future new products, and any failure to timely do so may adversely affect our ability to grow our business.

●	certain modifications to our products may require new 510(k) clearance or other marketing authorizations;

●	ongoing changes in healthcare regulation could negatively affect our revenues, business and financial condition;

●	we are subject to certain federal, state, and foreign fraud and abuse laws, health information privacy and security laws, and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business;

●	our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed;

●	the relative lack of U.S. public company experience of our management team may put us at a competitive disadvantage;

●	our common stock, par value $0.0001 per share (“Common Stock”), is not listed on any stock exchange and there is a limited market for shares of our Common Stock. Even if a market for our Common Stock develops, our Common Stock could be subject to wide fluctuations; and

●	other risks and uncertainties outlined in section entitled “Risk Factors” and other risks detailed from time to time in our filings with the SEC or otherwise.

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

Recent Developments

On each of June 5, 2025, June 16, 2025, and July 17, 2025, the Company entered into a Securities Purchase Agreement (collectively, the “Initial Purchase Agreements”) with certain existing investors, pursuant to which, the Company agreed to sell to the purchasers in private placements (the “Private Placements”), debentures (collectively, the “Initial Debentures”) in an aggregate principal amount of $300,000 due August 5, 2025, $200,000 due August 15, 2025, and $200,000 due September 17, 2025, respectively. Each of the Initial Debentures were extended to December 13, 2025.

On November 12, 2025, the Company entered into a securities purchase agreement (the “November 2025 Purchase Agreement” and, together with the Initial Purchase Agreements, the “Purchase Agreements”) with each of the purchasers signatory thereto (the “November 2025 Investors”), pursuant to which, the Company agreed to sell to the November 2025 Investors in a private placement, debentures in an aggregate principal amount of $600,000 due January 11, 2026 (the “November 2025 Debentures” and, together with the Initial Debentures, the “Debentures”). Pursuant to the November 2025 Purchase Agreement, the November 2025 Investors have the right to purchase additional debentures, which are subject to the same terms as the Debentures, in an aggregate principal amount of $200,000. In advance of signing the November Purchase Agreement, the Company in September 2025 received $400,000 from certain November 2025 Investors.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2025, the Company’s cash used in operations was $1,409,082 leaving a cash balance of $240,362 as of September 30, 2025. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2025, the Company raised $1,100,000 from the issuance of the Debentures and is exploring additional fundraising opportunities. Subsequent to the balance sheet date, on November 11, 2025, the Company raised an additional $200,000 from the issuance of loans.

General

The Company is involved in the research and development of an orthodontic alignment platform. The Company has several patents for the technology used in the platform and is currently in the process of preparing the prototype for FDA approval.

Results of Operations

Comparison of the Three Months Ended September 30, 2025, and the Three Months Ended September 30, 2024

The following table sets forth the results of operations of the Company for the three months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Change $	Change %
Research and development	$151,456	$451,030	$(299,574)	(66)%
General and administrative	$318,424	$307,593	$10,831	4%
Share-based compensation	$-	$543,101	$(543,101)	(100)%
Other income (expenses), net	$(183,648)	$(525,211)	$341,563	(65)%

Research and development expenses

Research and development expenses were $151,456 for the three months ended September 30, 2025, compared to $451,030 for the three months ended September 30, 2024. The decrease in research and development expenses of $299,574, or 66%, was primarily due to decreased activities relating to software development.

General and administrative expenses

General and administrative expenses were $318,424 for the three months ended September 30, 2025, compared to $307,593 for the three months ended September 30, 2024. The increase in general and administrative expenses of $10,831, or 4%, was primarily due to an increase in salary related costs during the three months ended September 30, 2025.

Share-based Compensation Expenses

Share-based compensation expenses were $0 for the three months ended September 30, 2025, compared to $543,101 for the three months ended September 30, 2024. The decrease in share-based compensation expenses of $543,101, or 100%, was due to the completion of vesting for all outstanding stock options vesting in the second quarter of 2025.

Other Expenses, Net

Other expenses, net were $183,648 for the three months ended September 30, 2025, compared to $525,211 for the three months ended September 30, 2024. The decrease in net expense of $341,563, or 65%, was primarily due to the recognition of $520,000 of liquidated damages accrual during the three months ended September 30, 2024, partially offset by amortization of debt discount of $159,813 during the three months ended September 30, 2025.

Comparison of the Nine months ended September 30, 2025, and the Nine months ended September 30, 2024

The following table sets forth the results of operations of the Company for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Change $	Change %
Research and development	$715,128	$1,213,903	$(498,775)	(41)%
General and administrative	$1,023,547	$1,026,431	$(2,884)	0%
Share-based compensation	$39,170	$1,854,726	$(1,815,556)	(98)%
Other income (expenses), net	$(211,144)	$(547,128)	$335,984	(61)%

Research and development expenses

Research and development expenses were $715,128 for the nine months ended September 30, 2025, compared to $1,213,903 for the nine months ended September 30, 2024. The decrease in research and development expenses of $498,775, or 41%, was primarily due to decreased activities relating to software development.

General and administrative expenses

General and administrative expenses were $1,023,547 for the nine months ended September 30, 2025, compared to $1,026,431 for the nine months ended September 30, 2024. The decrease in general and administrative expenses of $2,884, or 0%, was primarily due to a reduction in professional fees during the period offset by an increase in salary related expenses.

Share-based Compensation Expenses

Share-based compensation expenses were $39,170 for the nine months ended September 30, 2025, compared to $1,854,726 for the nine months ended September 30, 2024. The decrease in share-based compensation expenses of $1,815,556, or 98%, was primarily due to the majority of the outstanding stock options vesting in 2024.

Other Expenses, Net

Other expenses, net were $211,144 for the nine months ended September 30, 2025, compared to $547,128 for the nine months ended September 30, 2024. The decrease in net expense of $335,984, or 61%, was primarily due to the recognition of $520,000 of liquidated damages accrual during the nine months ended September 30, 2024, partially offset by amortization of debt discount $174,408 during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

We do not have revenues to fund operations. We anticipate that we will continue to incur significant losses as we continue to develop our product. Historically, our primary source of cash has been proceeds from the sale of equity instruments. We raised $5.225 million through a private placement sale of shares to new investors concurrent with the Share Exchange which was used on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects. During the nine months ended September 30, 2025, the Company received $1,100,000 in the form of bridge loans from existing investors.

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

Cash Flows

	Nine months ended September 30,
	2025	2023
Cash used in
Operating activities	$(1,409,082)	$(2,178,725)
Investing activities	-	(25,849)
Financing activities	1,100,000	-
Net decrease in cash and cash equivalents	$(309,082)	$(2,204,574)

Nine months ended September 30, 2025 Compared to Nine months ended September 30, 2024

Operating activities

Net cash used in operating activities was $309,082 for the nine months ended September 30, 2025, as compared to $2,204,574 for the nine months ended September 30, 2024. The amount for the nine months ended September 30, 2025, primarily consisted of a net loss of $1,988,989, partially offset by non-cash charges of $222,818 (including stock-based compensation expense of $39,170, depreciation of $3,705, debt discount amortization of $174,408, and $5,535 loss from the change in fair value of a derivative), and a net increase from working capital of $357,089. The amount for the nine months ended September 30, 2024 primarily consisted of a net loss of $4,642,188 offset by non-cash charges of $1,857,526 (including: depreciation of $2,800 and share-based compensation expense of $1,854,726), and an increase in working capital excluding cash of $605,937.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $0. During the nine months ended September 30, 2024, net cash used in investing activities was $25,849 relating to the purchase of fixed assets.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $1,100,000. During the nine months ended September 30, 2024, net cash provided by financing activities was $0.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2024 on Form 10-K, as filed with the SEC on February 19, 2025 and in “Part II – Item 1A. Risk Factors” of our Quarterly Report for the quarter ended June 30, 2025, as filed wit the SEC on August 14, 2025. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2025, the Company’s cash used in operations was $1,409,082 leaving a cash balance of $240,362 as of September 30, 2025. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2025, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 12, 2025, the Company entered into the November 2025 Purchase Agreement with each of the November 2025 Investors, pursuant to which, the Company agreed to sell to the November 2025 Investors in a private placement (the “November 2025 Private Placement”), debentures in an aggregate principal amount of $600,000 due January 11, 2026. Pursuant to the November 2025 Purchase Agreement, the November 2025 Investors have the right to purchase additional debentures, which are subject to the same terms as the November 2025 Debentures, in an aggregate principal amount of $200,000. In addition, pursuant to the November 2025 Purchase Agreement the Company agreed to issue (A) subject to the consummation of the Public Offering, Purchase Warrants to purchase shares of Common Stock equal to: (i) in the event the November 2025 are outstanding as of the date of the Public Offering Closing Date, 150% of the November 2025 Debenture Shares issued, if any; or (ii) in the event that the November 2025 Debentures are not outstanding as of the Public Offering Closing Date, 100% of the Debenture Shares that would have been issued, if any, as if such November 2025 Debentures were outstanding as of the Public Offering Closing Date, and (B) subject to the completion of a Public Offering by the Company of warrants to purchase shares of Common Stock, Additional Warrants to purchase shares of Common Stock equal to: (i) in the event that the November 2025 Debentures are outstanding as of the Public Offering Closing Date, 150% of the number of shares of Common Stock underlying the warrants issued in the Public Offering that the November 2025 Investors would have been entitled to receive had the November 2025 Investors participated in the Public Offering in the amount equal to the November 2025 Investors’ subscription amount under the November 2025 Purchase Agreement; or (ii) in the event that the November 2025 Debentures are not outstanding as of the Public Offering Closing Date, 100% of the Warrant Subscription Amount. The transactions contemplated by the November 2025 Purchase Agreement were consummated on November 12, for an aggregate purchase price of $600,000 (the “Closing Date”).

The November 2025 Purchase Agreement contains customary representations, warranties and covenants by the Company and customary indemnification obligations of the Company, including for liabilities under the Securities Act. The representations, warranties and covenants contained in the November 2025 Purchase Agreement were made only for purposes of the November 2025 Purchase Agreement and as of specific dates, were solely for the benefit of the parties to the November 2025 Purchase Agreement and were subject to limitations agreed upon by the parties.

The November 2025 Private Placement is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the November 2025 Investors has represented to the Company that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the applicable securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The November 2025 Debentures and related Warrants were offered without any general solicitation by the Company or its representatives.

Debentures

The November 2025 Debentures bear an interest rate of 0% per annum and have a maturity date of January 11, 2026 (the “November 2025 Maturity Date”), which may be extended by the holder for subsequent periods of 60 days upon prior written notice to the Company. The November 2025 Debentures also set forth certain customary events of default after which the November 2025 Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default. Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the November 2025 Debentures, at any time prior to the November 2025 Maturity Date, the Company may elect to prepay all or a portion of the-then outstanding principal amount of the November 2025 Debentures.

In the event that prior to the November 2025 Maturity Date the Company consummates a Public Offering, the then-outstanding principal amount of the November 2025 Debentures automatically converts into shares of the Company’s Common Stock at a conversion price equal to the per share price of the shares of Common Stock offered in the Public Offering. The Debenture Shares, if any, are subject to the same terms and conditions as the shares of Common Stock issued in the Public Offering, including the issuance of any accompanying warrants to purchase shares of Common Stock issued and registration rights granted, if any, to investors in the Public Offering.

A holder of a November 2025 Debenture is prohibited from converting the November 2025 Debenture into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s Common Stock then issued and outstanding immediately after giving effect to the issuance of the shares of Common Stock issuable upon conversion of the November 2025 Debenture. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company.

Warrants

The Warrants, if issued, will be exercisable for shares of Common Stock immediately upon issuance, at an exercise price equal to the per share price of the shares of Common Stock offered in the Public Offering (the “Exercise Price”), if any, and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment. A holder of the Warrants may not exercise any portion of such holder’s Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding shares of Common Stock immediately after exercise of such Warrants. There is no established public trading market for the Warrants and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Form of Debenture.
4.2	Form of Warrant.
10.1*	Securities Purchase Agreement, dated November 12, 2025, by and among the Company and the investors signatory thereto.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DROR ORTHO-DESIGN, INC.

Date: November 18, 2025	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer and Principal Financial and Accounting Officer