Form 10-K
period 2025-12-31
Dror Ortho-Design, Inc.
filed 2026-02-27
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, based on the price at which the common equity was last sold of $0.024 was $19,417,239.

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 26, 2026 was 976,997,116 shares.

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

Overview

We were incorporated as Novint Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, we changed our state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On July 5, 2023, we entered into a share exchange agreement with the shareholders of Dror Ortho-Design, Ltd. (“Private Dror”), pursuant to which the shareholders of Private Dror agreed to exchange all of their outstanding ordinary shares of Private Dror for shares of our Common Stock and convertible preferred stock (the “Share Exchange”). On August 14, 2023, the Share Exchange was consummated and we changed our name from “Novint Technologies, Inc.” to “Dror Ortho-Design, Inc.” Following the Share Exchange, we succeeded to the business of Private Dror as our sole line of business.

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

We believe that recent rapid advancements in technology have made traditional aligner solutions no longer the most effective treatment option for smile correction. Our Company has developed a proprietary AI-based platform to correct people’s smiles in a discreet and less painful manner. On July 14, 2024, the Company announced that its next generation solution will be rebranded from Aerodentis to “ZSmile” (the “Platform”) since the Platform is intended for nighttime use and while sleeping. The name “ZSmile” is intended to communicate that people can correct their smile while they sleep or colloquially “getting some zzz’s”. ZSmile uses only one smart aligner to gently move teeth into their optimum position with pulsating air while the patient is sleeping or at home. The Company has several patents for the technology used in the Platform. The Platform is a Class II medical device which received 510(k) clearance from the FDA for commercialization in the U.S. pursuant to the 510(k) notification process in February 2026, being substantially equivalent to the Aerodentis System. The Platform, represents an improvement upon the Aerodentis System, which is also a Class II medical device which received 510(k) clearance from the FDA in April 2020.

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

The Platform

Building on the Aerodentis System, we developed a more advanced product called “ZSmile.” This is our next generation, comprehensive enhanced solution to Class 1 and Class 2 malocclusion for which we received 510(k) clearance to market and sell in the U.S. as of February 2026. The new ZSmile Platform was developed over the course of two years and is intended to advance the proven clinical features of the Aerodentis System while incorporating recent developments in artificial intelligence utilized in our ZSmile AI Cloud (as defined below) component of the Platform, secure wireless and Internet communications with Internet of Things (“IoT”) devices used in our Smart Aligner System component of the Platform and advanced imaging and 3D printing technologies. IoT devices refers to pieces of hardware, such as sensors, actuators, gadgets, appliances, or machines, that are programmed for certain applications and can transmit data over the internet or other networks.

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

Smart Aligner System

The Platform’s Smart Aligner System features a newer, more advanced version of our first generation ZSmile System, featuring completely redesigned micropump and motor mechanisms. The redesign has significantly increased the pump’s pressure capacity, efficiency, and durability. In addition, the base control unit of Smart Aligner System is now IoT-enabled to allow external secure communication with the device using Wi-Fi and Bluetooth. The device is thus designed to communicate with the patient’s smartphone as well as the ZSmile AI Cloud and the designated dental professional.

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

Pictured: The Company’s second generation device ZSmile

Pictured: ZSmile depicted being used while sleeping

Market Opportunity

Malocclusion is one of the most prevalent clinical dental conditions in the world, affecting approximately 56% of the global population.1 This translates into approximately 4.6 billion people globally with malocclusions who could benefit from straightening their teeth.2 However, most people afflicted by malocclusion do not seek orthodontic treatment due to a number of reasons, including negative perceptions of metal braces, affordability of treatment, and accessibility to doctors in certain markets and geographies. Annually, only approximately 21 million or 0.46% of the affected individuals elect treatment by orthodontists.3 Today, most orthodontic patients continue to have their malocclusions treated with the use of traditional corrective methods such as metal arch wires and brackets, referred to as braces, augmented with elastics, metal expanders, headgear or functional appliances, and other ancillary devices as needed. Upon completion of a patient’s treatment, their dental professional may recommend the patient use a retainer appliance to preserve the benefits of their treatments.

[1]	Hanyi Chen, Healthcare (MDPI) 2024 “Prevalence of Malocclusion Traits in Primary Dentition, A Systematic Review” https://www.mdpi.com/2227-9032/12/13/1321

[2]	https://www.fortunebusinessinsights.com/industry-reports/clear-aligners-market-101377.Calculation based on global population of 8.3 billion: https://www.worldometers.info/demographics/world-demographics/

[3]	Medi-Tech Insights. Global Orthodontic Supplies Market Report 2024 – Improving Oral Health Care, available at https://meditechinsights.com/global-orthodontic-supplies-market/.

According to a 2025 study conducted by Grand View Research (the “Grand View Research 2025 Study”), the global clear aligners market size was estimated at $8.3 billion in 2025 and is projected to reach $56.8 billion by 2033, growing at a CAGR of 26.95% from 2026 to 2033.4

Source: Grand View Research Study, 2025

Our Platform seeks to address this large and underserved global market by offering a discreet, less intrusive and less painful treatment alternative to available clear aligners and traditional orthodontic treatments. Our Platform is optimized to correct malocclusions that relate to the “social six,” which are the front upper six and lower six teeth. We believe that at least 30% of those who currently seek treatment could benefit from using ZSmile to correct their smiles. Based on the Grand View Research 2025 Study, 30% of a $56.8 billion market represents a potential addressable market of $17 billion.

[4]	https://www.grandviewresearch.com/industry-analysis/clear-aligners-market

Source: Based on Grand View Research Study, 2025 and the potential of ZSmile to be able to treat 30% of cases

ZSmile targets the General Dentists Market as well as Orthodontists

Our total addressable market also stands to benefit from the recent trend toward dentists, rather than orthodontists, delivering orthodontic care through clear aligners. In order for a smile correction solution to work properly, a treatment plan and monitoring needs to be executed by a dental professional, such as dentists and orthodontists. Since the ZSmile Platform provides the necessary information to develop and administer a treatment plan using our solution, it may be used by dentists as well as orthodontists, which significantly expands our target distribution channel to cover both orthodontists and dentists. For example, in 2024 there were 10,830 licensed orthodontists in the U.S. while there were 159,562 general practice dentists, based on American Dental Association (ADA) via Statista. 5

[5]	https://www.statista.com/statistics/1114666/number-of-active-dentists-by-practice-area-us/

15 X larger addressable market:

General practice dentists outnumber orthodontists approximately 15 to 1. By enabling GP dentists to deliver orthodontic treatment through ZSmile, the Company’s total addressable practitioner market expands significantly.

Source: American Dental Association (ADA) via Statista, reporting 2024

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

Network of Dental Professionals

The Platform is designed to function via the following process: if the customer can benefit from our Platform, based on the severity of their tooth alignment and malocclusions, they will be referred to a dental professional in our network for an intraoral scan. Once the results of the scan are uploaded to our ZSmile AI Cloud, a remote dental professional will develop a treatment plan for that patient using our Platform. If the patient requires any tooth preparation before initiating treatment with the smart aligner, the patient will again be referred to a dental professional in our network. The Company currently does not have any written agreements or arrangements with any dental professionals governing provision of orthodontic services using our Platform.

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

Research and Development

We have a research and development team with software development, medical device development, dental/orthodontic, data science and other innovation focused backgrounds. Our current research and development efforts are primarily focused on enhancing the Platform and developing software and processes to enable the manufacture of our smart aligner systems in volume. Part of our development efforts will be focused on the 3D printing of our smart aligner, which we believe to be feasible within a year and which we expect will greatly increase manufacturing efficiency.

As of December 2025, our outsourced software development team is composed of eight professionals with years of experience in artificial intelligence development, data science, application and software engineering. Members of the team come from the elite intelligence units of the Israeli Defense Force and have a breadth of experience in computer vision, imaging and targeting systems development. Our software development team is headed by Yossi Avni, who has 25 years of experience in developing advanced artificial intelligence applications, behavioral biometrics, behavioral profiling and advanced security systems and holds over 100 patents in these areas.

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

Government Regulation

Our products (both the first generation Aerodentis system and the ZSmile Platform) are considered medical devices, and, accordingly, are subject to rigorous regulation by government agencies in the United States and other countries in which we intend to sell our products. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:

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

Our first generation Aerodentis System is a Class II medical device, which was cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process for movement and alignment of teeth during orthodontic treatment of malocclusion in April 2020. Our updated Platform, which contains new and/or different components than the original device, received 510(k) clearance in February 2026, qualifying it to be marketed in the U.S. The manufacture, marketing and distribution of the Aerodentis System, as well as our next-generation Platform, is subject to continuing regulation and enforcement by FDA and other government authorities, which includes routine FDA inspections of our facilities to determine compliance with facility registration requirements, product listing requirements, medical device reporting regulations, and Quality System Regulations, among others. If FDA finds that we have failed to comply with Quality System Regulations or other legal or regulatory requirements, it or other government agencies may institute a wide variety of enforcement actions against us, ranging from Warning Letters to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) clearances already granted, and criminal prosecution. We have passed our International Organization for Standardization (“ISO”) and Medical Device Single Audit Program (“MDSAP”) certification process and have added the U.S. to our ISO/MDSAP certification in 2019.

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

Employees

As of December 31, 2025, we had 3 full-time employees and 1 part-time employee.

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

In its report dated February 27, 2026, Barzily & Co., our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2025, we had approximately $228 thousand of cash. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population, industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. While a ceasefire was reached between Israel and Hamas in October 2025, the situation remains volatile.

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

There have been travel advisories imposed as related to travel to Israel, and restrictions on travel, or delays and disruptions as related to imports and exports may be imposed in the future. An inability to receive supplies and materials, shortages of materials or difficulties in procuring our materials, among others, may adversely impact our ability to commercialize and manufacture our product candidates and products in a timely manner. This could cause a number of delays and/or issues for our operations, including delay of the review of our product candidates by regulatory agencies, which in turn would have a material adverse impact on our ability to commercialize our product candidates.

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

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supplies and hamper our ability to raise additional funds or sell our securities, among others.

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

Our business could be impacted by major public health issues, including future pandemics.

Major public health issues, including pandemics, could in the future materially affect our business due to their impact on the global economy and regional economies, demand for consumer products, the imposition or removal of public safety measures. Public health concerns may also limit the movement of products between regions, disrupt or delay supply chains and sales and distribution channels, resulting in interruptions of the supply of products.

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

We have incurred net operating losses since inception. For the years ended December 31, 2025 and 2024, we incurred net losses of $2.5 million and $5.8 million, respectively. From inception through the present, we have spent significant funds in organizational and start up activities, to recruit key managers and employees, to develop our Platform, and for research and development.

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

In connection with the Private Placement (as defined herein) that closed in August 2023, we granted the Private Placement Investors a right to participate in future financings, until the second anniversary of the closing of the Private Placement, that involve the issuance of our Common Stock or Common Stock equivalents for cash consideration. Further, the Securities Purchase Agreement entered into in connection with the Private Placement (the “Securities Purchase Agreement”) contains “most favored nation” provisions, which may require future amendments to the terms of the Private Placement to give Private Placement Investors the benefit of more favorable terms governing certain future issuances of our Common Stock or Common Stock equivalents. Such participation right and “most favored nation” provisions may restrict our ability to secure future financings unless the Private Placement Investors waive their right to participate, the persons providing such financing accept the participation of the Private Placement Investors or the Private Placement Investors waive their rights under “most favored nation” provisions, respectively. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be materially adversely affected.

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

Our products (both the first generation Aerodentis system and the recently cleared ZSmile Platform) (including the currently cleared version, as well as the next generation Platform for which we have not yet submitted the requisite 510(k) application to FDA) are considered medical devices and, accordingly, are subject to rigorous regulation by government agencies in the U.S. and other countries in which we intend to sell our products. Compliance with these rigorous regulations will affect capital expenditures, earnings and our competitive position. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:

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

We may not receive the necessary authorizations to market any future new products, and any failure to timely do so may adversely affect our ability to grow our business.

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

Both our first generation Aerodentis system and the recently cleared ZSmile Platform are classified as Class II medical devices, which were cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process for movement and alignment of teeth during orthodontic treatment of malocclusion in April 2020 and February 2026, respectively.

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

While our first generation Aerodentis System and ZSmile Platform received 510(k) clearance in 2020 and 2026, respectively, we may in the future make other modifications to our products, including our Platform, and determine, based on our review of the applicable FDA regulations and guidance, that in certain instances new 510(k) clearances or other premarket submissions are not required. If FDA disagrees with our determinations, we may be subject to a wide range of enforcement actions, including, for example, a warning letter, among other consequences, after which we will likely have to cease marketing the applicable modified product and/or to recall distributed units of such modified product until we obtain the requisite clearance or approval.

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

We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. If executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In the E.U., notified bodies must be officially designated to certify products and services in accordance with the MDR. While several notified bodies have been designated the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened although a new regulation amending the E.U. MDR was adopted in March 2023, extending existing transitional provisions. This situation could significantly impact the ability of notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business in the E.U. and the EEA (which consists of the 27 E.U. member states plus Norway, Liechtenstein and Iceland).

The misuse or off-label use of our Platform may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies, particularly if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our first generation Aerodentis System is a Class II medical device was cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process for movement and alignment of teeth during orthodontic treatment of malocclusion in April 2020. In February 2026, we received 510(k) clearance for the Platform for marketing in the U.S. by the FDA only for movement and alignment of teeth during orthodontic treatment of malocclusion. We, thus, will not be able to promote it for any other indications for use or make any promotional claims that are inconsistent with, or outside the scope of, such FDA clearance (often referred to as “off-label uses”). However, the assessment of whether a given claim is or is not consistent with a given FDA clearance or approval can often be subjective, and we cannot guarantee that FDA will always agree with our position regarding a particular claim or that all of our employees, representatives, and agents will abide by our marketing policies. If FDA determines that we have promoted any product without the requisite clearance or approval and/or for an off-label or unapproved use, it could take any number of enforcement actions against us, including (among others), issuing untitled or warning letters and/or pursuing an injunction, seizure, civil fine and/or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as laws prohibiting false claims for reimbursement, any of which would have a material adverse effect on our business, financial condition, and/or business as a whole.

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

Our Common Stock is not listed on any stock exchange. Although our Common Stock is quoted on the OTC Pink Limited Market operated by the OTC Markets Group Inc., there is a limited public market for shares of our Common Stock, and limited trades of our Common Stock have taken place on the OTC Pink Limited Market. Even if the shares of our Common Stock may in the future trade greater volume on the OTC Pink Limited Market, the liquidity and price of our Common Stock is expected to be more limited than if such securities were quoted or listed on a national exchange. No assurances can be given that an active public trading market for our Common Stock will develop or be sustained. Trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in over the counter stocks and certain major brokerage firms restrict their brokers from recommending over the counter stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which stockholders may be able to sell our Common Stock.

Even if our Common Stock will in the future trade more actively on the OTC Pink Limited Market, the price of such Common Stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, and concluded our internal control over financial reporting was not effective as of December 31, 2025, due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties and due to the fact that the Company does not have Chief Financial Officer that can oversee day to day operations and the financial reporting function.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing material weakness or any additional material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the NASDAQ; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

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

Quarter Ended	High	Low
December 31, 2025	$0.0120	$0.0070
September 30, 2025	$0.0300	$0.0130
June 30, 2025	$0.0240	$0.0240
March 31, 2025	$0.0080	$0.0080
December 31, 2024	$0.021	$0.0050
September 30, 2024	$0.024	$0.0036
June 30, 2024	$0.013	$0.0030
March 31, 2024	$0.019	$0.0062
December 31, 2023	$0.03	$0.0093
September 30, 2023	$0.0474	$0.01
June 30, 2023	$0.038	$0.0102
March 31, 2023	$0.04475	$0.0085
December 31, 2022	$0.0275	$0.009
September 30, 2022	$0.054	$0.0211
June 30, 2022	$0.074	$0.036
March 31, 2022	$0.1326	$0.035
December 31, 2021	$0.1349	$0.0811
September 30, 2021	$0.15	$0.0801
June 30, 2021	$0.34	$0.107
March 30, 2021	$0.58	$0.0475

Stockholders of Record

As of February 26, 2026, there were 236 stockholders of record holding 976,997,116 shares of common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, all sales of equity securities not registered under the Securities Act, if any were included in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K.

Repurchase of Equity Securities

The Company did not repurchase any class of the Company’s equity securities registered under Section 12 of the Exchange Act during the quarter ended December 31, 2025.

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

We believe that recent rapid advancements in technology have made traditional aligner solutions no longer the most effective treatment option for smile correction. Our Company has developed a proprietary AI-based platform to correct people’s smiles in a discreet and less painful manner – ZSmile (the “Platform”). The Platform uses only one smart aligner to gently move teeth into their optimum position with pulsating air while the patient is sleeping or at home. The Platform, which is based on our predecessor first generation Aerodentis System, is a Class II medical device and received 510 (k) clearance from the FDA for commercialization in the U.S. in February 2026. Our Aerodentis System previously received 510(k) clearance from the FDA in April 2020.

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

Going Concern

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2025, we had cash of approximately $228,000, working capital deficit of approximately $2.7 million, an accumulated deficit of approximately $22 million and used cash in operations during the twelve months ended December 31, 2025 of approximately $2.1 million. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. Such factors raise substantial doubt about our ability to sustain operations for at least one year from the issuance of the audited financial statements included in this Annual Report. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		Change	Change
	2025	2024	$	%
Research and development	$815,902	$1,540,097	$(724,195)	(47)%
General and administrative	$1,367,916	$1,437,832	$(69,916)	(5)%
Share-based compensation	$39,170	$2,246,033	$(2,206,863)	(98)%
Other expense, net	$(321,899)	$(551,989)	$230,090	42%

Research and Development Expenses

Research and development expenses were $815,902 for the year ended December 31, 2025, compared to $1,540,097 for the year ended December 31, 2024. The decrease in research and development expenses of $724,195 or 47%, was primarily due to decreased activity relating to the development of our new product primarily outsourced consulting activities due to limited funding.

General and Administrative Expenses

General and administrative expenses were $1,367,916 for the year ended December 31, 2025, compared to $1,437,832 for the year ended December 31, 2024. The decrease in general and administrative expenses of $69,916 or 5%, was primarily due to a reduction in professional fees during the period offset by an increase in salary related expenses.

Share-based Compensation Expenses

Share-based compensation expenses were $39,170 for the year ended December 31, 2025, compared to $2,246,033 for the year ended December 31, 2024. The decrease in share-based compensation expenses of $2,206,863 or 98%, was primarily due to the majority of the outstanding stock options vesting in 2024.

Other expenses, net

Other expense was $321,899 for the year ended December 31, 2025, compared to $551,989 for the year ended December 31, 2024. The decrease in other expenses, net of $ 230,090 or 42%, was primarily due to the recognition of the Liquidated damages accrual of $520,000 in 2024, which was partially offset by debt discount amortization of $309,869 and a decrease in the fair value of the derivative of $29,448.

Liquidity and Capital Resources

Sources of Liquidity

We do not have revenues to fund operations. We anticipate that we will continue to incur significant losses as it continues to develop its product. Historically, our primary source of cash has been proceeds from the sale of equity instruments. We intend to spend approximately $1 million over the next 12 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects. During the year ended December 31, 2025, the Company received $1,750,000 in the form of bridge loans from existing investors, as further described below. On February 26, 2026 the Company received an additional $200,000 in the form of a bridge loan from existing investors, as further described below.

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

Bridge Financings

On each of June 5, 2025, June 16, 2025, and July 17, 2025, the Company entered into a Securities Purchase Agreement (collectively, the “Initial Purchase Agreements”) with certain existing investors, pursuant to which, the Company agreed to sell to the purchasers in private placements (the “Private Placements”), debentures (collectively, the “Initial Debentures”) in an aggregate principal amount of $300,000 due August 5, 2025, $200,000 due August 15, 2025, and $200,000 due September 17, 2025, respectively. Each of the Initial Debentures were extended to December 13, 2025 and subsequently were extended to March 31, 2026.

On November 12, 2025, the Company entered into a securities purchase agreement (the “November 2025 Purchase Agreement”) with each of the purchasers signatory thereto (the “November 2025 Investors”), pursuant to which, the Company agreed to sell to the November 2025 Investors in a private placement, debentures in an aggregate principal amount of $600,000 due January 11, 2026 (the “November 2025 Debentures”). Pursuant to the November 2025 Purchase Agreement, the November 2025 Investors have the right to purchase additional debentures, which are subject to the same terms as the Debentures, in an aggregate principal amount of $200,000. In advance of signing the November 2025 Purchase Agreement, in September 2025, the Company received $400,000 from certain November 2025 Investors.

On December 2, 2025, the Company entered into a securities purchase agreement (the “First December 2025 Purchase Agreement”) with each of the purchasers signatory thereto (the “First December 2025 Investors”), pursuant to which, the Company agreed to sell to the First December 2025 Investors in a private placement, debentures in an aggregate principal amount of $200,000 due February 2, 2026 (the “First December 2025 Debentures”).

On December 30, 2025, the Company entered into a securities purchase agreement (the “Second December 2025 Purchase Agreement”) with each of the purchasers signatory thereto (the “Second December 2025 Investors”), pursuant to which, the Company agreed to sell to the Second December 2025 Investors in a private placement, debentures in an aggregate principal amount of $250,000 due February 28, 2026 (the “Second December 2025 Debentures”) Each of the debentures sold during the year ended December 31, 2025 were extended to March 31, 2026.

On February 26, 2026, the Company entered into a securities purchase agreement (the “February 2026 Purchase Agreement”) and, together with the Initial Purchase Agreements, the November 2025 Purchase Agreement, the First December 2025 Purchase Agreement and the Second December 2025 Purchase Agreement, the “Purchase Agreements”) with each of the purchasers signatory thereto (the “February 2026 Investors”), pursuant to which, the Company agreed to sell to the February 2026 Investors in a private placement, debentures in an aggregate principal amount of $200,000 due April 27, 2026 (the “February 2026 Debentures” and, together with the Initial Debentures, the November 2025 Debentures, the First December 2025 Debentures and the Second December 2025 Debentures, the “Debentures”).

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

Debentures

Each of the Debentures bear an interest rate of 0% per annum and the maturity date may be extended by the holder for subsequent periods of 60 days upon prior written notice to the Company. The Debentures also set forth certain customary events of default after which the Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default. Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Debentures, at any time prior to the maturity date, the Company may elect to prepay all or a portion of the then-outstanding principal amount of each of the Debentures.

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

Private Placement

See the section above titled “MD&A—Our Company—Private Placement.”

Cash Flows for the Years Ended December 31, 2025 and 2024

	Years ended December 31,
	2025	2024
Cash provided by (used) in
Operating activities	$(2,058,045)	$(2,741,822)
Investing activities	(966)	(25,849)
Financing activities	1,750,000	-
Foreign exchange differences on cash	(11,893)	(30,728)
Net decrease in cash and cash equivalents	$(320,904)	$(2,798,399)

Cash Used in Operating Activities

Net cash used in operating activities was $2,058,045 for the year ended December 31, 2025, as compared to $2,741,822 for the year ended December 31, 2024. The amount for the year ended December 31, 2025 primarily consisted of a net loss of $2,544,887offset by non-cash charges of $363,232 (including: Share-based compensation expense of $39,170, depreciation expense of $4,946, debt discount amortization of $309,869, and foreign exchange differences of $38,695 partially offset by $29,448 of change in fair value of derivative liability), and an increase in operating assets and liabilities excluding cash of $123,610. The amount for the year ended December 31, 2024 primarily consisted of a net loss of $5,775,951 offset by non-cash charges of $2,276,771 (including: Share-based compensation expense of $2,246,033, depreciation expense of $4,035 and foreign exchange differences of $26,703), and an increase in operating assets and liabilities excluding cash of $757,358.

Cash Used in Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $966 relating to the purchase of fixed assets. During the year ended December 31, 2024, net cash used in investing activities was $25,849 relating to the purchase of fixed assets.

Cash Provided by Financing Activities

During the year ended December 31, 2025, cash provided by investing activities was $1,750,000 relating to the bridge loans received from investors. During the year ended December 31, 2024, there was no cash provided by financing activities.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements as of and for the years ended December 31, 2025, and December 31, 2024, are included beginning on page F-1 immediately following the signature page to this Annual Report. See Item 15 for a list of the financial statements included herein.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

During the year ended December 31, 2025, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.	Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.	The Company does not have a Chief Financial Officer that can oversee day to day operations and the financial reporting function.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report.

Planned Remediation of Material Weaknesses

The Company has begun remediation efforts and, until it has sufficient internal technical accounting resources, has engaged external consultants to support and assist with the evaluation of more complex applications of U.S. GAAP to aid in remediating the material weakness. The Company is also enhancing corporate oversight over process level controls and structures to ensure appropriate assignment of authority.

These remediation efforts are ongoing and include, or are expected to include, the following:

●	Actively recruiting and hiring a Chief Financial Officer with appropriate public company experience and expertise in U.S. GAAP and SEC reporting to oversee day to day operations and the financial reporting function, and increasing personnel resources and technical accounting expertise within the accounting function (and, until sufficient internal resources are in place, continuing to utilize external consultants to support complex GAAP matters).

●	Engaging internal control consultants to perform a financial reporting risk assessment and to assist in identifying and designing the system of internal controls necessary to mitigate the risks identified.

●	Preparing written documentation of internal control policies and procedures across key business processes.

●	Strengthening corporate governance.

While the Company aims to segregate duties as much as practicable, the current volume of transactions does not currently justify additional full time staff. As a result, the Company may not be able to fully remediate the material weakness until it has sufficient resources, at which time it expects to hire additional personnel. The Company will continue to monitor and assess the costs and benefits of additional staffing.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

The following persons became our directors and executive officers on August 14, 2023 and hold the positions set forth opposite their respective names as of February 26, 2026:

Name	Age	Position
Eliyahu (Lee) Haddad	59	Chief Executive Officer and Director
Moshe Shvets	62	Chief Technology Officer and Director
Chaim Hurvitz	65	Director and Chairman of the Board
Chaim Ravad	62	Director
Yehuda Englander	45	Director

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

Involvement in Certain Legal Proceedings

In 1992, simultaneously with the institution of administrative proceedings against Mr. Haddad, the Company’s Chief Executive Officer and Director, in connection with certain alleged violations of SEC rules, the Securities and Exchange Commission accepted Mr. Haddad’s settlement offer to be permanently barred from association with any broker, dealer, municipal securities dealer, investment advisor, or investment company. Mr. Haddad is not barred from being an officer or director of a public company.

Additionally, none of the members of the Board or our executive officers has, in the last ten years, been involved in any legal proceeding of the type described under Item 103(c)(2) or Item 401(f) of Regulation S-K.

Director Independence

Our Common Stock is quoted on the OTC Pink Market operated by the OTC Markets Group Inc., which does not have director independence requirements. However, our Board has reviewed the independence of our directors based on the listing standards of the Nasdaq. Based on this review, the Board of Directors determined that Yehuda Englander, Chaim Hurvitz and Chaim Ravad are independent, as defined in Rule 5605(a)(2) of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence.

Family Relationships

There are no family relationships among our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of the forms received by us during the fiscal year ended December 31, 2025 and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Committees of the Board of Directors

Our Board of Directors has an audit committee (the “Audit Committee”), a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) and a compensation committee (the “Compensation Committee”), and we may have such other committees as the Board of Directors shall determine from time to time. Each of the standing committees of the Board of Directors has the composition and responsibilities described below.

Audit Committee

We have established an Audit Committee consisting of Yehuda Englander, Chaim Hurvitz and Chaim Ravad, each of whom is independent under SEC rules and the Nasdaq listing standards. Our Audit Committee consists solely of independent directors in accordance with the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. SEC rules also require that a public company disclose whether its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. We have determined that Yehuda Englander, Chaim Hurvitz and Chaim Ravad each satisfy the definition of “audit committee financial expert.”

Our Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to our Board of Directors, including the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements and is responsible for the review and approval of related party transactions. We adopted an audit committee charter defining the Audit Committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards.

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee consisting of Yehuda Englander and Chaim Hurvitz, each of whom is independent under the Nasdaq listing standards. As required by the Nasdaq listing standards, the Nominating and Corporate Governance Committee consists solely of independent directors. This committee identifies, evaluates and recommends qualified nominees to serve on our Board of Directors and develops and oversees our internal corporate governance processes. We adopted a nominating and corporate governance committee charter defining the Nominating and Corporate Governance Committee’s primary duties in a manner consistent with the rules of the SEC and the listing standards of the Nasdaq.

Compensation Committee

We have established a Compensation Committee consisting of Yehuda Englander and Chaim Hurvitz, each of whom is independent under the Nasdaq listing standards. This committee establishes incentives and other forms of compensation for officers and other employees and will administer our incentive compensation and benefit plans. We adopted a compensation committee charter defining the Compensation Committee’s primary duties in a manner consistent with the rules of the SEC and the listing standards of the Nasdaq.

Code of Ethics

Our Board of Directors adopted a code of business conduct and ethics applicable to our employees, directors and officers, in accordance with applicable United States federal securities laws and the corporate governance rules of Nasdaq. Any waiver of this code may be made only by our Board of Directors and will be promptly disclosed as required by applicable United States federal securities laws and the corporate governance rules of Nasdaq.

Insider Trading Policy

We have an insider trading policy that prohibits our directors, executive officers and all employees of the Company from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees and their respective family members from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Financial Officer. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans, if any.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years indicated below.

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock awards ($)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Eliyahu (Lee) Haddad	2025	525,317	—	—	—	—	—	—	525,317
(Chief Executive Officer and Director)	2024	447,832	—	—	—	—	—	—	447,832

Moshe Shvets	2025	496,575	—	—	—	—	—	—	496,575
(Chief Technology Officer)	2024	424,197	—	—	—	—	—	—	424,197

(1)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year. The average exchange rate for 2025 was 3.45 NIS per dollar and the average exchange rate for 2024 was 3.69 NIS per dollar.

(2)	In accordance with SEC rules, this column reflects the aggregate fair value of the option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 11 to our financial statements included in this prospectus.

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

Bonus Compensation

During fiscal years 2025 and 2024, our named executive officers were not eligible to receive a discretionary annual bonus based on individual and company performance.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our named executive officers. We have historically used stock options as incentives for long-term compensation to the named executive officers as the return on such awards is tied to an increase in our stock price. We may grant equity awards at such times as our Board determines appropriate in their discretion. Additional grants may occur periodically in order to incentivize executives with respect to achieving certain corporate goals or to reward them for exceptional performance. See “Outstanding Equity Awards at Fiscal Year-End” below for additional information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025. Information in this table has been adjusted to give pro forma effect to the Share Exchange.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Eliyahu (Lee) Haddad (Chief Executive Officer and Director)	95,965,715	(1)	-	(1)	—	$0.0037	August 14, 2033

Moshe Shvets (Chief Technology Officer and Director)	57,578,694	(2)	-	(2)	—	$0.0037	August 14, 2033

(1)	On December 6, 2021, Mr. Haddad was granted options to purchase up to 26,097 ordinary shares of Private Dror at an exercise price of $14.15 per ordinary share. In connection with the Share Exchange, these options were exchanged for options to purchase up to 95,965,715 shares of Common Stock at an exercise price of approximately $0.0038480 per share. These options vest in three tranches, on the first, second, and third anniversary of the employment start date. The options are subject to accelerated vesting upon the achievement by us of certain performance milestones. These options are fully vested as of December 31, 2024.

(2)	On December 1, 2021, Mr. Shvets was granted options to purchase up to 15,658 ordinary shares of Private Dror at an exercise price of $14.15 per ordinary share. In connection with the Share Exchange, these options were exchanged for options to purchase up to 57,578,694 shares of Common Stock at an exercise price of approximately $0.0038480 per share. These options vest in three tranches, on the first, second, and third anniversary of the employment start date. The options are subject to accelerated vesting upon the achievement by us of certain performance milestones. These options are fully vested as of December 31, 2024.

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

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more below, and as set forth in the Summary Compensation Table with respect to our employee directors, we did not pay any compensation to, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in 2025.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chaim Hurvitz	—	—	—	—	—	—	—
Chaim Ravad (2)	—	—	—	—	—	—	—
Yehuda Englander (2)	40,321	—	—	—	—	—	40,321

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of option awards granted during the fiscal year ended December 31, 2025, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 2 to our financial statements included in this prospectus.

(2)	On June 1, 2022, Private Dror entered into a consulting agreement (the “Englander Consulting Agreement”) with Mr. Englander, pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander receives a cash fee of NIS 3,500 + VAT each month and was also granted with options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in connection with the Share Exchange and shall vest in three tranches on the first, second, and third anniversary of the date of the consulting agreement. The options are subject to accelerated vesting upon an exit event.

Effective as of February 7, 2024, we entered into the First Amendment to the Englander Consulting Agreement with Mr. Englander, which provided that Mr. Englander’s monthly cash fee in respect of the services provided would be equal to $2,500 + VAT.

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Common Stock as of February 26, 2026:

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

The beneficial ownership percentages set forth in the following table are based on 956,997,116 shares of Common Stock and 5,847,937 shares of Preferred Stock, which are entitled to cast an aggregate of 1,583,936,559 votes, outstanding as of February 26, 2026.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned		Percent of Class	Number of Shares of Series A Convertible Preferred Stock Beneficially Owned	Percent of Class
5% Stockholders
AIGH Capital Management, LLC (2)	99,888,581	(3)	9.99%	2,584,544	44.20%
Shirat Hachaim Ltd.	68,922,239	(4)	6.91%	114,150.79	1.95%
Congregation Ahavas Tzdokah Vchesed Inc.	61,667,440	(5)	6.31%	-	-
Moshe Bodner	51,312,657	(6)	4.99%	1,033,872.79	17.68%
Directors and Named Executive Officers
Eliyahu (Lee) Haddad	105,056,623	(7)	9.74%	-	-
Moshe Shvets	105,378,694	(8)	10.19%	213,620.94	3.65%
Chaim Hurvitz	68,922,239	(4)	6.91%	114,150.79	1.95%
Chaim Ravad	48,802,164	(9)	4.99%	1,672,945.54	28.61%
Yehuda Englander	6,398,386	(10)	*	-	-

All Directors and Executive Officers as a Group (5 persons)	334,558,106		30.25%	200,071,727	34.21%

*	Represents beneficial ownership of less than 1%.

(2)	Based on certain information made available to the Company and on the Schedule 13G/A filed jointly with the SEC on February 25, 2025, by Mr. Orin Hirschman and AIGH Capital Management, LLC (“AIGH CM”). AIGH CM, as an Advisor or Sub-Advisor of AIGH Investment Partners, L.P. (“AIGH LP”) and WVP Emerging Manager Onshore Fund, LLC - AIGH Series (“WVP-AIGH”), may be deemed to beneficially own the securities held by AIGH LP and WVP-AIGH. Mr. Hirschman, as Managing Member of AIGH CM and president of AIGH Investment Partners, L.L.C (“AIGH LLC”), may be deemed to beneficially own the securities held by AIGH CM and AIGH LLC. The principal business address of Mr. Hirschman and each such entity is 6006 Berkeley Avenue, Baltimore, MD 21209.

(3)	Represents (i) 77,000,000 shares of Common Stock held by AIGH LP, (ii) 113,000,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock (subject to a 9.99% beneficial ownership limitation) held by AIGH LP, (iii) 190,000,000 shares of Common Stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership limitation) held by AIGH LP, (iv) 7,000,000 shares of Common Stock held by WVP-AIGH, (v) 40,000,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock (subject to a 9.99% beneficial ownership limitation) held by WVP-AIGH, (vi) 47,000,000 shares of Common Stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership limitation) held by WVP-AIGH, (vii) 3,000,000 shares of Common Stock held by WVP-OES, (viii) 10,000,000 shares of Common Stock issuable upon conversion of shares of Preferred Stock (subject to a 9.99% beneficial ownership limitation) held by WVP-OES, (ix) 13,000,000 shares of Common Stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership limitation) held by WVP-OES, (x) 8,662,500 shares of Common Stock held by AIGH LLC, (xi) 95,454,385 shares of Common Stock issuable upon conversion of shares of Preferred Stock (subject to a 9.99% beneficial ownership limitation) held by AIGH LLC, and (xii) 45,454,545 shares of Common Stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership limitation) held by AIGH LLC.

(4)	Represents (i) 47,800,000 shares of Common Stock, (ii) 21,122,239 shares of Common Stock issuable upon exercise of certain options held by Mr. Hurvitz that were exercisable as of February 26, 2026, or will be exercisable within 60 days thereafter, (iii) 42,417,309 shares of Common Stock issuable upon exercise of certain warrants held by Shirat Hachaim Ltd. (“Shirat Hachaim”) (subject to a 4.99% beneficial ownership limitation), and (iv) 11,415,079 shares of Common Stock issuable upon conversion of shares of Preferred Stock (subject to a 4.99% beneficial ownership limitation) held by Shirat Hachaim.

Mr. Hurvitz is the sole owner of Shirat Hachaim and has sole voting and dispositive power over shares held by Shirat Hachaim.

(5)	Based on the Schedule 13G filed with the SEC on June 20, 2025, by Congregation Ahavas Tzdokah Vchesed Inc. Represents 61,667,440 shares of Common Stock. The principal business address of Congregation Ahavas Tzdokah Vchesed Inc. is 1347 42nd Street, Brooklyn, NY 11219.

(6)	Based on certain information available to the Company. Represents 103,387,279 shares of Common Stock issuable upon conversion of shares of Preferred Stock (subject to a 4.99% beneficial ownership limitation).

(7)	Represents (i) 4,545,454 shares of Common Stock, (ii) 95,965,715 shares of Common Stock issuable upon exercise of certain options held by Mr. Haddad that were exercisable as of February 26, 2026, or will be exercisable within 60 days thereafter, and (ii) 4,545,454 shares of Common Stock issuable upon exercise of certain warrants held by Mr. Haddad (subject to a 9.99% beneficial ownership limitation).

(8)	Represents (i) 47,800,000 shares of Common Stock, (ii) 57,578,694 shares of Common Stock issuable upon exercise of certain options held by Mr. Shvets that were exercisable as of February 26, 2026, or will be exercisable within 60 days thereafter, and (iii) 26,141,712 shares of Common Stock issuable upon exercise of certain warrants (subject to a 4.99% beneficial ownership limitation).

(9)	Represents (i) 47,800,000 shares of Common Stock, (ii) 228,251,826 shares of Common Stock issuable upon exercise of certain warrants (subject to a 4.99% beneficial ownership limitation), and (iii) 167,294,554 shares of Common Stock issuable upon conversion of shares of Preferred Stock (subject to a 4.99% beneficial ownership limitation).

(10)	Represents 6,398,386 shares of Common Stock issuable upon the exercise of options held by Mr. Englander that were exercisable as of February 26, 2026, or will be exercisable within 60 days thereafter.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information as of December 31, 2025 regarding the shares of our Common Stock available for grant or granted under stock option plans and other compensation arrangements that (i) were adopted by our stockholders and (ii) were not adopted by our stockholder.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements discussed under “Executive Compensation,” the following is a description of transactions since January 1, 2024 to which we have been a party, in which the amount involved exceeds or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We also describe below certain other transactions with our directors, executive officers and stockholders.

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

Item 14. Principal Accountant Fees and Services.

Accounting Fees

Our independent registered public accounting firm is Barzily and Co., CPA’s (PCAOB Firm ID No.: 2015) (“Barzily”) located in Jerusalem, Israel. The following table presents fees for professional audit services rendered by Barzily for the audit of our annual financial statements for the years ended December 31, 2025 and 2024 and for the review of our quarterly financial statements for the years ended December 31, 2025 and 2024.

	For the year ended December 31,
	2025	2024
Audit fees(1)	$78,250	$66,394
Audit-related fees	$0	$0
Tax-related fees(2)	$1,500	$0
All other fees(3)	$0	$0
Total fees	$79,750	$66,394

(1)	Audit fees for 2025 and 2024 primarily related to the audit of our annual consolidated financial statements for the 2025 and 2024 fiscal year, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the 2025 and 2024 fiscal year.

(2)	There were no tax-related fees billed in 2024.

(3)	There were no other fees billed in 2025 or 2024.

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

Item 16. Form 10–K Summary.

None.

Index to Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated July 5, 2023, by and among Dror Ortho-Design, Inc., Dror Ortho-Design Ltd., and certain shareholders of Dror Ortho-Design Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
2.2	Amendment to the Share Exchange Agreement, dated August 14, 2023, by and among Dror Ortho-Design, Inc., Dror Ortho-Design Ltd., and certain shareholders of Dror Ortho-Design Ltd. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
3.1	Amended and Restated Certificate of Incorporation of Dror Ortho-Design, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
3.3	Certificate of Correction to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Dror Ortho-Design, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on November 14, 2023)
3.4	Amended and Restated Certificate of Incorporation of Dror Ortho-Design, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2024)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K, filed with the Commission on March 1, 2007)
3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A, filed with the Commission on November 14, 2023)
4.1	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
4.2	Form of Debenture, issued on June 5, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025)
4.3	Form of Debenture, issued on June 16, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2025)
4.4	Form of Debenture, issued on July 17, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025)
4.5	Form of Debenture (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2025)
4.6	Form of Debenture, issued on December 2, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2025)
4.7	Form of Debenture, issued on December 30, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2026)
4.8	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024)
4.9	Form of Warrant, issued on June 5, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025)
4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2025)
4.11	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025)
4.12	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2025)
4.13	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2025)
4.14	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2026)
10.1+	Employment Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Eliyahu (Lee) Haddad (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.2+	Employment Agreement, dated January 26, 2022, between Dror Ortho-Design Ltd. and Moshe Shvets (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.3+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Eliyahu (Lee) Haddad (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.4+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Moshe Shvets (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.5+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Chaim Hurvitz (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.6+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Chaim Ravad (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.7+	Indemnification Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Yehuda Englander (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)

10.8+	Consulting Agreement, dated December 6, 2021, between Dror Ortho-Design Ltd. and Yaacov Bodner (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.9+	2021 Share Incentive Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.10+	2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.11	Securities Purchase Agreement, dated August 14, 2023, between Dror Ortho-Design, Inc. and certain purchasers identified therein (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.12	Securities Purchase Agreement, dated June 5, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025)
10.13	Securities Purchase Agreement, dated June 16, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2025)
10.14	Securities Purchase Agreement, dated July 17, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025)
10.15	Securities Purchase Agreement, dated November 12, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2025)
10.16	Securities Purchase Agreement, dated December 30, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2026)
10.17	Registration Rights Agreement, dated August 14, 2023, between Dror Ortho-Design, Inc. and certain purchasers identified therein (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.18	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023)
10.19+	Services Agreement, dated June 1, 2022, between Dror Ortho-Design Ltd. and Yehuda Englander (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 18, 2023)
10.20+	First Amendment to Services Agreement, dated February 7, 2023, between Dror Ortho-Design, Inc. and Yehuda Englander (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024)
10.21+	Services Agreement, dated February 7, 2023, between Dror Ortho-Design, Inc. and Chaim Ravad (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024)
10.22+	Amendment to Personal Employment, dated as of February 18, 2025, effective as of June 30, 2023, by and between Dror Ortho-Design Ltd. and Eliyahu Haddad (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025)
10.23+	Amendment to Personal Employment, dated as of February 18, 2025, effective as of February 5, 2025, by and between Dror Ortho-Design Ltd. and Eliyahu Haddad (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025)
10.24+	Amendment to Personal Employment, dated as of February 18, 2025, effective as of June 30, 2023, by and between Dror Ortho-Design Ltd. and Moshe Shvets (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025)
10.25+	Amendment to Personal Employment, dated as of February 18, 2025, effective as of February 5, 2025, by and between Dror Ortho-Design Ltd. and Moshe Shvets (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 9, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DROR-ORTHO DESIGN, INC.

Date: February 27, 2026	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer
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

Signature	Title	Date
/s/ Eliyahu (Lee) Haddad	Chief Executive Officer and Director (Principal Executive Officer and	February 27, 2026
Eliyahu (Lee) Haddad	Principal Financial and Accounting Officer)

/s/ Chaim Hurvitz	Director and Chairman of the Board	February 27, 2026
Chaim Hurvitz

/s/ Moshe Shvets	Chief Technology Officer and Director	February 27, 2026
Moshe Shvets

/s/ Chaim Ravad	Director	February 27, 2026
Chaim Ravad

/s/ Yehuda Englander	Director	February 27, 2026
Yehuda Englander

DROR ORTHO-DESIGN, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dror Ortho-Design Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dror Ortho-Design Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. . Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Barzily and Co.

Jerusalem, Israel

February 27, 2026

DROR ORTHO-DESIGN, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash	$228,540	$549,444
Receivables and prepaid expenses	10,234	89,139
Total Current Assets	238,774	638,583

Non-current Assets:
Property and equipment at cost, net of accumulated depreciation	20,162	24,142
Total Assets	258,936	662,725

Liabilities And Stockholders’ DEFICIENCY

Current Liabilities:
Accounts payable	$113,585	$215,359
Accrued expenses and other payables	292,548	171,379
Convertible promissory notes, net	1,308,229	-
Derivative liability	722,192	-
Registration Rights Agreement liability	520,000	520,000
Total Current Liabilities	2,956,554	906,738

Non-current Liabilities:
Accrued severance	176,093	123,981
Total Liabilities	3,132,647	1,030,719

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred A Stock, $0.0001 par value, 12,500,000 shares authorized; 5,847,937 shares outstanding at December 31, 2025 and 2024	585	585
Common stock, $0.0001 par value; 3,254,475,740 shares authorized; 956,997,116 shares issued and outstanding at December 31, 2025 and 2024	95,699	95,699
Additional paid-in capital	19,081,548	19,042,378
Accumulated deficit	(22,051,543)	(19,506,656)
Total Stockholders’ Deficiency	(2,873,711)	(367,994)
Total Liabilities and Stockholders’ Deficiency	$258,936	$662,725

The accompanying notes are an integral part of these consolidated financial statements

DROR ORTHO-DESIGN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars)

	Year Ended
	December 31, 2025	December 31, 2024
Operating Expenses
Research and development	$815,902	$1,540,097
General and administrative expenses	1,367,916	1,437,832
Share-based compensation	39,170	2,246,033
Total Operating Expenses	2,222,988	5,223,962

Loss from operations	(2,222,988)	(5,223,962)

Other expenses, net
Financial expense, net	(41,478)	(31,989)
Change in fair value of derivative	29,448	—
Registration Rights Agreement expense	—	(520,000)
Convertible promissory note discount amortization	(309,869)	—
Total other expenses, net	(321,899)	(551,989)

Loss before provision for income taxes	(2,544,887)	(5,775,951)

Provision for income taxes	—	—
Net loss	$(2,544,887)	$(5,775,951)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.01)

Weighted-average common shares outstanding
Basic and Diluted	956,997,116	672,511,484

The accompanying notes are an integral part of these consolidated financial statements

DROR ORTHO-DESIGN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(U.S. dollars)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares*	Amount	Shares*	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance at January 1, 2024	10,463,363	$1,047	495,454,546	$49,545	—	$—	$16,842,037	$(13,730,705)	$3,161,924
Stock-based compensation	—	—	—	—	—	—	2,246,033	—	2,246,033
Conversion of Series A Preferred Stock into Common Stock	(4,615,426)	(462)	461,542,570	46,154	—	—	(45,692)	—	—
Net loss	—	—	—	—	—	—	—	(5,775,951)	(5,775,951)
Balance at December 31, 2024	5,847,937	$585	956,997,116	$95,699	—	$—	$19,042,378	$(19,506,656)	$(367,994)

Balance at January 1, 2025	5,847,937	$585	956,997,116	$95,699	—	$—	$19,042,378	$(19,506,656)	$(367,994)
Stock-based compensation	—	—	—	—	—	—	39,170	—	39,170
Net loss	—	—	—	—	—	—	—	(2,544,887)	(2,544,887)
Balance at December 31, 2025	5,847,937	$585	956,997,116	$95,699	—	$—	$19,081,548	$(22,051,543)	$(2,873,711)

The accompanying notes are an integral part of these consolidated financial statements

DROR ORTHO-DESIGN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,544,887)	$(5,775,951)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	39,170	2,246,033
Debt discount amortization	309,869	—
Depreciation	4,946	4,035
Change in fair value of derivative	(29,448)	—
Foreign exchange differences	38,695	26,703
Changes in operating assets and liabilities:
Receivables and prepaid expenses	78,905	24,961
Accounts payable	(128,576)	112,551
Accrued expenses and other payables	121,169	(18,892)
Registration Rights Agreement liability	—	520,000
Accrued severance	52,112	118,738
Net cash used in operating activities	(2,058,045)	(2,741,822)

Cash flows from investing activities:
Purchase of property and equipment	(966)	(25,849)
Net cash provided by (used in) investing activities	(966)	(25,849)

Cash flows from financing activities:
Proceeds from convertible promissory notes, net	1,750,000	—
Net cash provided by financing activities	1,750,000	—

Effect of exchange rate changes on cash	(11,893)	(30,728)

Net decrease in cash	(320,904)	(2,798,399)
Cash, beginning of year	549,444	3,347,843
Cash, end of year	$228,540	$549,444

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

DROR ORTHO-DESIGN INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

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

Going Concern and Management’s Plans

The financial statements are presented on a going concern basis. The Company has not yet generated any material revenues, has suffered recurring losses from operations with an accumulated deficit of $22,051,543 and negative working capital of $2,717,780 as of December 31, 2025, and is dependent upon external sources for financing its operations and repayment of its liabilities. This raises substantial doubt as to the Company’s ability to continue as a going concern. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approvals, and ultimately the market acceptance of the Company’s products. There is no assurance that the Company will be successful in raising these funds. These financial statements do not include adjustments that may result from the outcome of these uncertainties. Subsequent to the balance sheet date, on February 26, 2026, the Company received $200,000 in the form of bridge notes from existing investors (See Note 15). The Company is exploring additional fundraising opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying financial statements for the years ended December 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could vary from those estimates. Management utilizes various other estimates, including but not limited to Registration Rights Agreement liability, accrued royalties, accrued expenses, the fair value of derivative liabilities, expected maturity of convertible promissory notes, the valuation of stock-based compensation, the valuation allowance for deferred tax assets and other contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters”. The functional currency of the Company and its subsidiary is the United States Dollar (“US$”) as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in US$. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the US Dollar to the Israeli Shekel was 3.19 and 3.647 as of December 31, 2025 and 2024, respectively.

Cash

The Company’s cash is held with financial institutions in the United States and Israel. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Account balances held in the Unites States may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2025 and 2024, the Company had $0 in excess of the FDIC insurance limit. As of December 31, 2025 and 2024, the Company had $80,331 and $544,175, respectively, in Israeli financial institutions, which is uninsured. The Company has not experienced any losses in such accounts with these financial institutions.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of both December 31, 2025 and 2024, there were no unrecognized uncertain income tax positions.

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

For the years ended December 31, 2025 and 2024, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. Each Series A Preferred Stock is convertible into 100 shares of Common Stock, and is included in the following table as if converted. As of December 31, 2025 and 2024, shares issuable which could potentially dilute future earnings were as follows:

	December 31,
	2025	2024

Preferred Shares	584,793,654	584,793,654
Warrants	975,288,919	975,288,919
Stock Options	184,264,323	184,264,323
Shares excluded from the calculation of diluted loss per share	1,744,346,896	1,744,346,896

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – RECEIVABLES AND PREPAID EXPENSES:

	December 31,
	2025	2024

VAT receivable	$8,685	57,875
Prepaid expenses	-	30,000
Other assets	1,549	1,264
	$10,234	89,139

NOTE 4 – PROPERTY AND EQUIPMENT:

	December 31,
	2025	2024

Equipment and furniture	$36,382	35,416
Less accumulated depreciation	(16,220)	(11,274)
Property and equipment, net	$20,162	24,142

Depreciation expense was $4,946 and $4,035 for the years ended December 31, 2025 and 2024, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES:

	December 31,
	2025	2024

Salary and related expenses	$185,248	90,203
Accrued audit fees	60,250	56,250
Accrued legal fees	15,364	-
Accrued consulting fees	26,091	24,076
Other expenses	5,595	850
	$292,548	171,379

NOTE 6 – REGISTRATIONS RIGHTS AGREEMENT LIABILITY:

On August 14, 2023, the Company entered into a registration rights agreement with the certain investors (the “Private Placement Investors”) (together with all attachments and exhibits thereto, as each may be amended or modified from time to time, the “Registration Rights Agreement”), pursuant to which the Company agreed to register, among other registrable securities (as further described in the Registration Rights Agreement), on Form S-1 (or, if the Company is then eligible, on Form S-3) with the Securities and Exchange Commission (the “SEC”): (i) the Private Placement Shares, (ii) the shares of Common Stock underlying the shares of Series A Preferred Stock (the “Conversion Shares”), (iii) the shares of Common Stock underlying the Private Placement Warrants issued to the Private Placement Investors (the “Warrant Shares”), and (iv) the shares of the Company’s common stock underlying the securities issued to the investors who, on or about December 6, 2021, participated in the $3,000,000 private placement financing (the “December 2021 Shares” and, together with the Private Placement Shares, the Conversion Shares, the Warrant Shares, collectively, the “Registrable Securities”).

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

NOTE 7 – ACCRUED SEVERANCE:

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Israel pension and severance pay liability to employees are covered mainly by regular deposits with recognized pension and severance pay funds under the employees’ names and through the purchase of insurance policies. The deposits include profits accumulated to the balance sheet date. The amounts funded as above are not reflected in the balance sheet since they are not under the control and management of the Company. Although certain employees have waived their rights to receive severance pay on a portion of their salaries, the Company has recorded a provision for the full amount that may have been required under Israeli labor law.

	December 31,
	2025	2024

Severance liability	$329,827	219,520
Funded portion	(153,734)	(95,539)
Severance liability, net of funded portion	$176,093	123,981

NOTE 8 – CONVERTIBLE PROMISSORY NOTES, NET

During the year ended December 31, 2025, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing investors. Pursuant to the Purchase Agreements, the Company agreed to sell to the purchasers in several private placements, Debentures (the “Debentures”) in aggregate principal amounts of $1,750,000, initially for 60 day periods with varying maturity dates. The Debentures were extended when due, and the most recent extensions extended all the Debentures until March 31, 2026. The Debentures do not bear interest. The Debentures also set forth certain customary events of default after which the Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default. Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Debentures, at any time prior to the maturity dates, the Company may elect to prepay all or a portion of the-then outstanding principal amount of the Debentures. Subsequent to the balance sheet date, on February 26, 2026, the Company received an additional $200,000 in the form of bridge notes due April 27, 2026 with the same terms as the Debentures (See Note 15).

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

In addition, pursuant to the Purchase Agreements the Company agreed to issue (A) subject to the consummation of a Public Offering, five-year warrants to purchase up to a number of shares of Common Stock (the “Purchase Warrants”), equal to: (i) in the event the Debentures are outstanding as of the date of the consummation of the Public Offering, 150% of the Debenture Shares issued, if any; or (ii) in the event that the Debentures are not outstanding as of the Public Offering closing date, 100% of the Debenture Shares that would have been issued, if any, as if such Debentures were outstanding as of the Public Offering closing date, and (B) subject to the completion of a Public Offering by the Company of warrants to purchase shares of Common Stock, additional warrants to purchase shares of Common Stock (the “Additional Warrants” and, collectively with the Purchase Warrants, the “Bridge Financing Warrants”) equal to: (i) in the event that the Debentures are outstanding as of the Public Offering closing date, 150% of the number of shares of Common Stock underlying the warrants issued in the Public Offering that the purchaser would have been entitled to receive had the purchaser participated in the Public Offering in the amount equal to the purchaser’s subscription amount under the Purchase Agreements (the “Warrant Subscription Amount”); or (ii) in the event that the Debentures are not outstanding as of the Public Offering closing date, 100% of the Warrant Subscription Amount.

The Company reviewed the terms of the Bridge Financing Warrants to be issued and determined that due to the variable number of instruments to be issued, they would constitute a derivative liability. At the initial date, the Company estimated the fair value of both sets of Bridge Financing Warrants and allocated the total gross proceeds received between them based on that relative fair value identified. The fair value of the embedded derivative financial instruments was bifurcated from the host instrument and remeasured on recurring basis at each reporting period under marked to market approach. The fair value of the derivative liabilities at inception amounted to $751,640 and were recorded as debt discounts to the Debentures which are amortized over the life of the loan using the effective interest method. Amortization of debt discount for the year ending December 31, 2025 amounted to $309,869 using effective interest rates of 74.15%-76.57% for the estimated amortization period. The balance of the Debentures in the financial statements as of December 31, 2025 is $1,308,229, which represents principal values of $1,750,000, net of a debt discount of $441,771.

Derivative Liability

The Company valued the derivative liability relating to the embedded conversion features using the Black Scholes Model using the following assumptions on the respective dates of the Debentures:

	June 5, 2025	June 16, 2025	July 17, 2025	September 15, 2025	November 11, 2025	December 2, 2025	December 30, 2025	December 31, 2025
Stock price	$0.006	$0.0124	$0.019	$0.0215	$0.0079	$0.0160	0.0178	0.0100
Estimated exercise price	0.0057	0.0118	0.018	0.0204	0.0075	0.0152	0.0169	0.0095
Term (years)	2.5	2.5	2.5	2.5	2.5	2.5	2.5	2.5
Annual volatility	42.06%	42.05%	41.81%	43.53%	43.81%	43.86%	43.82%	43.81%
Risk free rate	3.90%	3.93%	3.89%	3.50%	3.55%	3.54%	3.50%	3.55%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Estimated warrant amount*	75,000,000	24,193,548	15,789,474	27,906,977	37,974,684	18,750,000	21,067,416	262,500,000
Fair value of warrants at inception	$128,417	$85,665	$85,213	$173,455	$85,160	$86,267	$107,463	$722,192

*	Amount at December 31, 2025 represents the total estimated number of warrants.

The Company has assumed that the debentures will be outstanding at the potential Public Offering. The Company discounted the Purchase Warrants value due to an estimated probability of 90% of the occurrence of a Public Offering, as well as a dilution discount relating to the effect the exercise of the warrants would have on expected market value. The Additional Warrants were fully discounted resulting from the Company’s current estimation of a zero probability of an occurrence of Public Offering including warrants.

The Company’s activity in its convertible promissory notes, net related derivative liability was as follows for the year ended December 31, 2025:

Balance of derivative liability at January 1, 2025	$-
Grant of warrants	751,640
Change in fair value of warrant derivative liability	(29,448)
Balance of derivative liability at December 31, 2025	$722,192

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

Israel Innovation Authority

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, in accordance with the terms of the grant, the Company is required to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate based on LIBOR. Beginning from January 1, 2024 the rate was adjusted to SOFR (Secured Over Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties can increase in the event of production outside of Israel or the sale of any intellectual property developed under the grant to a non-Israeli entity. The current contingent royalty obligation as of December 31, 2025 and 2024 is approximately $1.23 and $1.18 million, respectively.

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

The Company’s research and development activities are located in Israel. Currently, such activities in Israel remain largely unaffected. During the years ended December 31, 2025 and 2024, the impact of the regional conflicts on the Company’s results of operations and financial condition was immaterial. Management will continue to monitor events in the region and their effect on the Company’s financial position and results of operations.

NOTE 10 – STOCKHOLDERS’ DEFICIT:

Common Stock

On January 4, 2024, the Company filed its Amended and Restated Certificate of Incorporation, which provided for the number of authorized shares of the Company’s Common Stock, par value $0.0001 per share, to be increased from 500,000,000 to 3,254,475,740. All issued shares of Common Stock are entitled to vote on a 1 share/1 vote basis. The Company had 956,997,116 shares of Common Stock issued and outstanding as of December 31, 2025 and 2024.

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

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of $0.0001 par value non-redeemable preferred stock. As of December 31, 2025 and 2024, 5,847,937 shares of Series A Preferred Stock were outstanding.

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

Warrants

On August 14, 2023, the Company issued warrants to purchase up to 946,652,602 shares of Common Stock, in addition to warrants to purchase up to 18,181,817 shares of Common Stock on September 13, 2023. The warrants expire five years from the initial exercise date and are exercisable at an exercise price of $0.033 per share. The initial exercise date was dependent on the authorization of additional shares of Common Stock which occurred on December 28, 2023. The warrants contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

On April 17, 2024, the Board of Directors approved the issuance of 10,454,500 warrants to purchase shares of Common Stock to Oriole Avenue Inc. (“Oriole”) (see Note 13) with the same terms as the warrants issued to the Private Dror Shareholders. The warrants were issued to an investor in respect of services to be performed pursuant to the Oriole Consulting Agreement concluding July 15, 2024. The fair value of the warrants on the date of issuance was $35,814, which was recognized as general and administrative expense in the Statement of Operations. The aggregate fair value of $35,814 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 77.10%, (iii) risk free rate of 4.62% (iv) dividend rate of zero, (v) stock price of $0.01, and (vi) exercise price of $0.033.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2024	964,834,419	$0.03	5.00	$-
Granted	10,454,500	0.03	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance Outstanding, December 31, 2024	975,288,919	$0.03	4.00	$-
Granted				-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance Outstanding, December 31, 2025	975,288,919	$0.03	3.00	$-

Exercisable, December 31, 2025	975,288,919	$0.03	3.00	$-

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing Common Stock price of $0.01 as of December 31, 2025, 2024 and 2023, which would have been received by the warrant holders had all warrant holders exercised their warrants as of that date.

Equity Incentive Plan

In August 2023, the Company granted 163,142,084 employee stock options to two executives and a director. In December 2023, the Company authorized additional shares to cover the employee stock options and in 2024 prepared all the legal filings for the establishment of the 2023 Plan.

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

The following table summarized the option activity for the years ended December 31, 2025 and 2024:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (in years)	Value
Balance Outstanding, January 1, 2024	163,142,084	$0.004	9.62	$1,003,656
Granted	21,122,239	0.004	10.0	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2024	184,264,323	$0.004	8.68	$350,102
Granted				-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2025	184,264,323	$0.004	7.68	$1,160,865

Exercisable, December 31, 2025	184,264,323	$0.004	7.68	$1,160,865

Share-based compensation expense for the years ended December 31, 2025 and 2024 amounted to $39,170 and $2,246,033, respectively. Share-based compensation relating to general and administrative expenses amounted to $39,170 and $1,673,270 for the years ended December 31, 2025 and 2024, respectively. Share-based compensation relating to research and development expenses amounted to $0 and $572,763 for the years ended December 31, 2025 and 2024, respectively. The fair value of stock options that fully vested during the years ended December 31, 2025 and 2024 was $84,828 and $1,612,841, respectively. The weighted average grant date fair value for options granted during the years ended December 31, 2024 was $0.01, using the Black Scholes valuation method.

As of December 31, 2025, there is no unrecognized compensation cost related to non-vested share-based compensation.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.01 as of December 31, 2025, $0.0056 as of December 31, 2024 and $0.01 as of December 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date.

NOTE 12 – INCOME TAXES:

The Company files corporate income tax returns in the United States (federal), in New York (state), and in Israel (foreign). The Company is subject to federal, state and local income tax examinations by tax authorities for the tax years 2022 through 2025. The Israeli subsidiary tax reports through 2018 are considered final assessments in accordance with the provisions of section 145 of the Income Tax Ordinance of the Israel Tax Authority.

As of December 31, 2025, the Company had federal net operating loss carry forwards of $30.0 million. Federal net operating losses generated prior to January 1, 2018, amounting to $28.7 million, may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2026 if not utilized prior to that date, and fully expire during various years through 2037 for federal purposes. Net operating losses generated after January 1, 2018, amounting to $1.3 million, no longer have an expiration but are limited to 80% of taxable income. Tax loss carryforwards in Israel amount to approximately USD $15.7 million, as of December 31, 2025, and do not expire. There are also Israeli capital loss carryforwards amounting to $0.3 million that can be offset only against capital gains but do not expire.

The company does not incur a provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The valuation allowance overall decreased by approximately $0.05 million and increased by approximately $1.4 million in the years ended 2025 and 2024, respectively, and was approximately $11.28 million and $11.3 million, respectively. The Company has fully reserved the deferred tax asset resulting from available net operating loss carryforwards.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025		2024
	%	Amount	%	Amount
U.S. Federal statutory tax rate	21.00%	$(534,426)	21.00%	$(1,212,950)
Foreign tax effects
Israel - foreign rate differential	2.02%	(51,486)	1.82%	(105,154)
Effects of changes in tax laws or rates enacted in the current period
Cumulative foreign exchange adjustment for electing to report Israel Net Operating Loss in USD	1.17%	(29,743)	0.00%	-
Nontaxable or nondeductible items	0.24%	$(6,182)	0.00%	109
Other adjustments
Expired Net Operating Loss - US	-27.60%	$702,500	-0.06%	3,651
Return to provision	2.42%	$(61,615)	1.07%	(61,760)
Other	-1.02%	$25,839	0.00%	-
Increase (decrease) in valuation allowance	1.76%	(44,887)	-23.82%	1,376,102
Income tax expense	-	-	-	-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net loss carryforwards	$9,903,516	$9,877,997
Capital loss carryforwards	66,837	66,837
Foreign exchange adjustment on capital note	(25,875)
Stock-based compensation	1,052,937	1,034,960
Research and development	242,905	317,681
Accruals	42,445	30,177
Deferred asset before valuation allowance	11,282,765	11,327,652
Valuation allowance	(11,282,765)	(11,327,652)
Net deferred tax asset	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of both December 31, 2025 and 2024 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2025 and 2024. The Company did not recognize any interest or penalties during the years ended December 31, 2025 and 2024 related to unrecognized tax benefits.

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

NOTE 13 – RELATED PARTY TRANSACTIONS:

Director Consulting Services

On June 1, 2022, the Company entered into a consulting agreement (the “Englander Consulting Agreement”) with Yehuda Englander, a director of the Company, pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander will receive a cash fee of NIS 3,500 each month and was also granted options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in connection with the Share Exchange and which vest in three tranches on the first, second, and third anniversary of the date of the Englander Consulting Agreement (See note 10). The options are subject to accelerated vesting upon an exit event. On February 7, 2024, the Company amended the Englander Consulting Agreement, which provides that Mr. Englander’s monthly cash fee in respect of the services provided is equal to $2,500 and in addition to the monthly fee, Mr. Englander is entitled to expense reimbursement in an amount not to exceed $500. Consulting services paid to the Mr. Englander recorded as general and administrative expenses for the years ended December 31, 2025 and 2024 was $40,321 and $31,153, respectively. Accrued expense balances in respect of the Englander Consulting Agreement at December 31, 2025 and 2024 were $3,605 and $3,000, respectively.

On February 7, 2024, the Company entered into a consulting agreement (the “Ravad Consulting Agreement”) with Chaim Ravad, a director of the Company, pursuant to which, in consideration for certain services provided as a board member, Mr. Ravad will receive a cash fee of $5,000 each month. The Ravad Consulting Agreement was terminable by either party upon 30 days written notice to the other party and terminated automatically once Mr. Ravad received fees in the aggregate amount of $55,000. Consulting services paid to Mr. Ravad recorded as general and administrative expenses was $0 and $55,000 for the years ended December 31, 2025 and 2024, respectively. Accrued expense balances in respect of the Ravad Consulting Agreement at December 31, 2025 and 2024 were $0 and $5,000, respectively.

Shareholder Consulting Services

On August 8, 2023, the Company entered into a consulting agreement (the “Oriole Consulting Agreement”) with Oriole Avenue Inc. (“Oriole”), an entity owned by Yaacov Bodner, a stockholder of the Company, pursuant to which, in consideration for certain shareholder, investors relations and general consultancy services, Oriole is entitled to receive cash payments equal in the aggregate to $145,000, and warrants to purchase up to an aggregate of 10,454,500 shares of the Company’s Common Stock, with an exercise price of $0.033 per share and substantially the same terms as the Private Placement Warrants. The cash payment was paid in equal monthly installments of $14,500, commencing on September 15, 2023, and expiring on July 15, 2024. Although the agreement was signed and the services were provided, the Board of Directors did not approve of the warrant issuance until April 17, 2024, as required. The value of those warrants on April 17, 2024 amounted to $35,814   which was amortized over the remaining service period (See note 10). Consulting services paid to Oriole recorded as general and administrative expenses for the years ended December 31, 2025 and 2024 was $0 and $87,000, respectively.

NOTE 14 – SEGMENT REPORTING:

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

NOTE 15 – SUBSEQUENT EVENTS:

On February 9, 2026, the Company was granted 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the Company’s ZSmile Platform. This follows the regulatory approval from the Israeli Ministry of Health’s AMAR Division, the authority responsible for the medical device regulation in Israel, which was received on December 14, 2025.

On January 5, 2026 the Company entered into a service contract with the American Academy of Facial Esthetics LLC (“AAFE”) for the provision of marketing and promotional services. As payment for those services, the Company provided AAFE with $200,000 of Common Stock as a prepayment, amounting to 20,000,000 shares of Common Stock, in January 2026.

On February 26, 2026, the Company entered into a securities purchase agreement (the “February 2026 Purchase Agreement”) with each of the purchasers signatory thereto (the “February 2026 Investors”), pursuant to which, the Company agreed to sell to the February 2026 Investors in a private placement, debentures in an aggregate principal amount of $200,000 due April 27, 2026 (the “February 2026 Debentures”).