Form 10-Q
period 2026-03-31
Dror Ortho-Design, Inc.
filed 2026-05-13
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 000-51783

Dror Ortho-Design, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0461778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Shatner Street 3, Jerusalem, Israel	N/A
(Address of principal executive office)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 13, 2026 was 976,997,116 shares.

Dror Ortho-Design, Inc.

Quarter Ended March 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DROR ORTHO-DESIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	March 31, 2026	December 31, 2025
	Unaudited	Audited
Assets
Current Assets:
Cash	$23,802	$228,540
Receivables and prepaid expenses	211,131	10,234
Total Current Assets	234,933	238,774

Non-current Assets:
Property and equipment at cost, net of accumulated depreciation	18,848	20,162
Total Assets	253,781	258,936

Liabilities And Stockholders’ DEFICIT

Current Liabilities:
Accounts payable	$101,747	$113,585
Accrued expenses and other payables	383,584	292,548
Convertible promissory notes, net	1,584,358	1,308,229
Derivative liability	789,788	722,192
Registration Rights Agreement liability	520,000	520,000
Total Current Liabilities	3,379,477	2,956,554

Non-current Liabilities:
Accrued severance	186,681	176,093
Total Liabilities	3,566,158	3,132,647

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred A Stock, $0.0001 par value, 12,500,000 shares authorized; 5,847,937 shares outstanding at March 31, 2026 and December 31, 2025, respectively	585	585
Common stock, $0.0001 par value; 3,254,475,740 shares authorized; 976,997,116 and 956,997,116 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	97,699	95,699
Additional paid-in capital	19,279,548	19,081,548
Accumulated deficit	(22,690,209)	(22,051,543)
Total Stockholders’ Deficit	(3,312,377)	(2,873,711)
Total Liabilities and Stockholders’ Deficit	$253,781	$258,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(U.S. dollars)

	Three Months Ended
	March 31, 2026	March 31, 2025
	Unaudited
Operating Expenses
Research and development	$118,410	$239,604
General and administrative expenses	378,784	313,629
Share-based compensation	-	23,193
Total Operating Expenses	497,194	576,426

Loss from operations	(497,194)	(576,426)

Financial income, net	2,253	303
Change in fair value of derivative	17,700	-
Debt discount amortization	(161,425)	-
Total other income	(141,472)	303

Loss before provision for income taxes	(638,666)	(576,123)

Provision for income taxes	—	—
Net loss	$(638,666)	$(576,123)

Net loss per Common Stock
Basic and Diluted	(0.00)	(0.00)

Weighted-average Common Stock outstanding
Basic and Diluted	976,098,240	956,997,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars)

(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	5,847,937	$585	956,997,116	$95,699	—	$—	$19,042,378	$(19,506,656)	$(367,994)
Stock-based compensation	—	—	—	—	—	—	23,193	—	23,193
Net loss	—	—	—	—	—	—	—	(576,123)	(576,123)
Balance at March 31, 2025	5,847,937	$585	956,997,116	$95,699	—	$—	$19,065,571	$(20,082,779)	$(920,924)

Balance at January 1, 2026	5,847,937	$585	956,997,116	$95,699	—	$—	$19,081,548	$(22,051,543)	$(2,873,711)
Shares issued in respect of future services	—	—	20,000,000	2,000	—	—	198,000	—	200,000
Net loss	—	—	—	—	—	—	—	(638,666)	(638,666)
Balance at March 31, 2026	5,847,937	$585	976,997,116	$97,699	—	$—	$19,279,548	$(22,690,209)	$(3,312,377)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net loss	$(638,666)	$(576,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	23,193
Depreciation	1,314	1,235
Debt discount amortization	161,425
Change in fair value of derivative	(17,700)
Foreign exchange differences	(5,482)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(897)	18,607
Accounts payable	(5,886)	32,385
Accrued expenses and other payables	91,036	(8,481)
Accrued severance	10,588	9,591
Net cash used in operating activities	(404,268)	(499,593)

Cash flows from investing activities:
Purchase of property and equipment
Net cash used in investing activities	—	—

Net Cash flows from financing activities:
Proceeds from convertible promissory notes, net	200,000	300,000
Net cash provided by financing activities	200,000	300,000

Effect of exchange rate changes on cash and cash equivalents	(470)	—

Net decrease in cash	(204,738)	(199,593)
Cash, beginning of period	228,540	594,444
Cash, end of period	$23,802	$349,851
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non cash transactions:
Shares issued in respect of future services	$200,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Dror Ortho-Design, Inc., a Delaware corporation (the “Company”), was incorporated as Novins Technologies, Inc. in the State of New Mexico in April 1999. On February 26, 2002, the Company changed its state of incorporation to Delaware by merging with Novint Technologies, Inc., a Delaware corporation. On August 14, 2023, the Company changed its name from “Novint Technologies, Inc.” to “Dror Ortho-Design, Inc.” On that date, the Company succeeded the business of Dror Ortho-Design, Ltd. (“Private Dror”) as its sole line of business. The Company is involved in the research and development of an orthodontic alignment platform and has not yet reached the sales stage for its product.

The Company’s stock is quoted on the OTC Pink Market under the symbol “DROR.”

Going Concern and Management’s Plans

The financial statements are presented on a going concern basis. The Company has not yet generated any material revenues, has suffered recurring losses from operations with an accumulated deficit of $22,690,209 and negative working capital of $3,144,544 as of March 31, 2026, and is dependent upon external sources for financing its operations and repayment of its liabilities. This raises substantial doubt as to the Company’s ability to continue as a going concern. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approvals, and ultimately the market acceptance of the Company’s products. There is no assurance that the Company will be successful in raising these funds. These financial statements do not include adjustments that may result from the outcome of these uncertainties. Subsequent to the balance sheet date, on April 16, 2026, the Company received $275,000 in the form of bridge notes from existing investors (See Note 11). The Company is exploring additional fundraising opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2025 included within the Company’s Current Report on Form 10-K, originally filed with the SEC on February 27, 2026.

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026 may not be indicative of results for the full year.

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

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters.” The functional currency of the Company and its subsidiary is the United States Dollar (“U.S. Dollar”) as the U.S. Dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in the U.S. Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the U.S. Dollar to the Israeli Shekel was 3.165 and 3.19 as of March 31, 2026 and December 31, 2025, respectively.

Cash

The Company’s cash is held with financial institutions in the United States and Israel. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Account balances held in the United States may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of March 31, 2026 and December 31, 2025, the Company had $0 in excess of the FDIC insurance limit. As of March 31, 2026 and December 31, 2025, the Company had $23,858 and $80,331, respectively, in Israeli financial institutions, which is uninsured. The Company has not experienced any losses in such accounts with these financial institutions.

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

For the three months ended March 31, 2026 and 2025, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per share of Common Stock is the same. Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is included in the table as if converted. As of March 31, 2026 and 2025, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2026	2025
Series A Preferred Stock	584,793,654	584,793,654
Warrants	975,288,919	975,288,919
Stock Options	184,264,323	184,264,323
Shares excluded from the calculation of diluted loss per share	1,744,346,896	1,744,346,896

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – RECEIVABLES AND PREPAID EXPENSES:

Receivables and prepaid expenses as of March 31, 2026 consists primarily of the prepayment of $200,000 of Common Stock issued to the American Academy of Facial Esthetics LLC (“AAFE”). On January 5, 2026 the Company entered into a service contract with the AAFE for the provision of marketing and promotional services. As payment for those services, the Company provided AAFE with $200,000 of Common Stock at fair value as a prepayment, amounting to 20,000,000 shares of Common Stock. AAFE has not yet commenced providing services in respect of this service contract. See Note 7.

NOTE 4 – REGISTRATION RIGHTS AGREEMENT LIABILITY:

In connection with the private placement that occurred simultaneously with the Share Exchange on August 14, 2023 (the “Private Placement”), the Company entered into a securities purchase agreement with certain purchasers (the “Private Placement Investors” and such agreement, the “Securities Purchase Agreement”). On the same date, the Company entered into a registration rights agreement with the Private Placement Investors (together with all attachments and exhibits thereto, as each may be amended or modified from time to time, the “Registration Rights Agreement”), pursuant to which the Company agreed to register, among other registrable securities (as further described in the Registration Rights Agreement), on Form S-1 (or, if the Company is then eligible, on Form S-3) with the Securities and Exchange Commission (the “SEC”): (i) the shares of Common Stock issued in the Private Placement Shares,(the “Private Placement Shares”), (ii) the shares of Common Stock underlying the shares of Series A Preferred Stock (the “Conversion Shares”), (iii) the shares of Common Stock underlying the warrants issued to the Private Placement Investors in the Private Placement (the “Private Placement Warrants” and the shares underlying such warrants, the “Warrant Shares”), and (iv) the shares of the Company’s Common Stock underlying the securities issued to the investors who, on or about December 6, 2021, participated in the $3,000,000 private placement financing (the “December 2021 Shares” and, together with the Private Placement Shares, the Conversion Shares, the Warrant Shares, collectively, the “Registrable Securities”).

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

NOTE 5 – ACCRUED SEVERANCE

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Israel pension and severance pay liability to employees are partially covered by regular deposits with recognized pension and severance pay funds under the employees’ names and through the purchase of insurance policies The amounts funded as above are not reflected in the balance sheet since they are not under the control and management of the Company. Although certain employees have waived their rights to receive severance pay on a portion of their salaries, the Company has recorded a provision for the full amount that would have been required under Israeli labor law.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES, NET

During the year ended December 31, 2025, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing investors for the sale of debentures (“Debentures”). Pursuant to the Purchase Agreements, the Company agreed to sell to the purchasers in several private placements, Debentures in aggregate principal amounts of $1,750,000, initially for 60 day periods with varying maturity dates. The Debentures were extended when due, and the most recent extensions extended all the Debentures until June 30, 2026. The Debentures do not bear interest. The Debentures also set forth certain customary events of default after which the Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default. Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Debentures, at any time prior to the maturity dates, the Company may elect to prepay all or a portion of the-then outstanding principal amount of the Debentures. On February 26, 2026, the Company sold an additional $200,000 of Debentures due April 27, 2026, which were extended until June 30, 2026 along with the other Debentures.

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

The Company reviewed the terms of the Bridge Financing Loans and determined that due to the variable number of instruments to be issued, they would constitute a derivative liability. At the initial date, the Company estimated the fair value of both sets of Bridge Financing. The fair value of the embedded derivative financial instruments was bifurcated from the host instrument and remeasured on recurring basis at each reporting period under marked to market approach. The fair value of the derivative liabilities at inception are recorded as debt discounts to the Debentures which are amortized over the life of the loan using the effective interest method. Amortization of debt discount for the three months ended March 31, 2026 and 2025 amounted to $161,425 and $0, respectively, using effective interest rates of 74.15%-76.57% for the estimated amortization period. The balance of the Debentures in the financial statements as of December 31, 2025 is $1,308,229, which represents principal values of $1,750,000, net of a debt discount of $441,771. The balance of the Debentures in the financial statements as of March 31, 2026 is $1,584,358, which represents principal values of $1,950,000, net of a debt discount of $365,642.

Derivative Liability

The Company valued the derivative liability relating to the embedded conversion features using the Black Scholes Model using the following assumptions on the respective dates of the Debentures:

	December 31, 2025	February 26, 2026	March 31, 2026
Stock price	$0.0100	0.0061	0.0052
Estimated exercise price	0.0095	0.0058	0.0049
Term (years)	2.5	2.5	2.5
Annual volatility	43.81%	44.46%	44.67%
Risk free rate	3.55%	3.46%	3.81%
Dividend yield	0%	0%	0%
Estimated warrant amount*	262,500,000	49,180,328	562,500,000
Fair value of warrants	$722,192	$85,296	$789,788

*	Amounts at December 31, 2025 and March 31, 2026 represent the total estimated number of warrants.

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

The Company’s activity in its convertible promissory notes, net related derivative liability was as follows for the period ended March 31, 2026:

Balance of derivative liability at January 1, 2025	$-
Grant of warrants	751,640
Change in fair value of warrant derivative liability	(29,448)
Balance of derivative liability at December 31, 2025	$722,192
Grant of warrants	85,296
Change in fair value of warrant derivative liability	(17,700)
Balance of derivative liability at March 31, 2026	$789,788

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Israel Innovation Authority

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, in accordance with the terms of the grant, the Company is required to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate based on LIBOR. Beginning from January 1, 2024 the annual interest rate was adjusted to SOFR (Secured Overnight Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties can increase in the event of production outside of Israel or the sale of any intellectual property developed under the grant to a non-Israeli entity. The current contingent royalty obligation as of March 31, 2026 and December 31, 2025 is approximately $1.25 million and $1.23 million, respectively.

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

War in Israel

Since October 7, 2023, Israel has been engaged in armed conflicts on multiple fronts, including with Hamas in Gaza, Hezbollah in Lebanon, the Houthis in Yemen, and various militia groups in Syria and Iraq, as well as direct hostilities with Iran, including the June 2025 twelve-day war and the renewed Israel-U.S.–Iran conflict that commenced in February 2026. The duration and ultimate impact of these conflicts cannot be predicted.

The Company’s research and development activities are located in Israel. Currently, such activities in Israel remain largely unaffected. During the three months ended March 31, 2026 and 2025, the impact of the regional conflicts on the Company’s results of operations and financial condition was immaterial. Management will continue to monitor events in the region and their effect on the Company’s financial position and results of operations.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On January 4, 2024, the Company filed its Amended and Restated Certificate of Incorporation, which provided for the number of authorized shares of the Company’s Common Stock, par value $0.0001 per share, to be increased from 500,000,000 to 3,254,475,740. All issued shares of Common Stock are entitled to vote on a 1 share/1 vote basis.

On January 5, 2026 the Company entered into a service contract with the American Academy of Facial Esthetics LLC (“AAFE”) for the provision of marketing and promotional services. As payment for those services, the Company provided AAFE with $200,000 of Common Stock as prepayment, amounting to 20,000,000 shares of Common Stock. The Company had 976,997,116 and 956,997,116 shares of Common Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

Stock-based compensation expense for the three months ended March 31, 2026 and 2025 amounted to $0 and $23,193, respectively, all relating to general and administrative expenses. There were no option grants during the three months ended March 31, 2026 and 2025.

NOTE 9 – RELATED PARTY TRANSACTIONS

Accrued Salaries

Accrued expenses balance as of March 31, 2026 and December 31, 2025 contained accrued executive salaries of $153,380 and $122,819, respectively. These balances relate to executive salaries that have been accrued but unpaid due to cash management considerations.

Director Consulting Services

On June 1, 2022, the Company entered into a consulting agreement with Yehuda Englander, a director of the Company (the “Consulting Agreement”), pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander is entitled to a cash fee of NIS 3,500 each month and was also granted options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in 2023. All of the options are fully vested as of March 31, 2026. On February 7, 2024, the Company amended the Consulting Agreement which provides that Mr. Englander’s monthly cash fee in respect of the services provided under the Consulting Agreement will equal $2,500 and in addition to the monthly fee, Mr. Englander is entitled to expense reimbursements in an amount not to exceed $500. Consulting services paid to the director recorded as general and administrative expenses for the three months ended March 31, 2026, and 2025 was $11,026 and $9,493, respectively. Accrued expense balances in respect of the Consulting Agreement at March 31, 2026 and 2025 were $3,633 and $3,093, respectively.

NOTE 10 – SEGMENT REPORTING:

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

NOTE 11 – SUBSEQUENT EVENTS

On April 28, 2026, the Company entered into a securities purchase agreement, by and among the Company and certain investors, for the sale of debentures in an aggregate principal amount of $275,000 with the same terms as the Security Purchase Agreements and Debentures other than a maturity date of June 28, 2026 (see Note 6)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Dror Ortho-Design, Inc. (the “Company”) as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed on February 27, 2026, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company currently does not generate revenues to fund operations and anticipates that it will continue to incur significant losses as it continues to develop the Platform. Please refer to “Risk Factors - We are in the development stage, are not generating revenues and have no operating history in the manufacturing and distribution of orthodontic medical devices or platforms for consumer use” included in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information. The Company intends to spend approximately $1.5 million over the next 18 months on software and hardware development as well as the accompanying regulatory approvals and IP protection associated with such software and hardware projects.

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

The Company and the Private Placement Investors also entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to register, among other registrable securities, on Form S-1 (or, if the Company is then eligible, on Form S-3) with the SEC: (i) the Private Placement Shares, (ii) the shares of Common Stock underlying the shares of Series A Preferred Stock (the “Conversion Shares” ), (iii) the shares of Common Stock underlying the Private Placement Warrants issued to the Private Placement Investors, and (iv) the shares of Common Stock and Conversion Shares underlying the shares of Series A Preferred Stock issued to the investors in the private placement transaction that occurred on or about December 6, 2021 (the “December 2021 Transaction”) in connection with the Share Exchange. The Company filed an initial registration statement on Form S-1 covering the aforementioned securities with the SEC on February 9, 2024, which was declared effective by the SEC on June 14, 2024.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies and other technologies. During the three months ended March 31, 2026, the Company’s cash used in operations was $404,268 leaving a cash balance of $23,802 as of March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these unaudited condensed consolidated financial statements. In order to have sufficient cash to fund the Company’s operations in the future, the Company will need to raise additional equity or debt capital and cannot provide any assurance that the Company will be successful in doing so. If the Company is unable to raise sufficient capital to fund the Company’s operations, the Company may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of its assets or merge with another entity.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026, and the Three Months Ended March 31, 2025

The following table sets forth the results of operations of the Company for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Change $	Change %
Research and development	$118,410	$239,604	$(121,194)	(51)%
General and administrative	$378,784	$313,629	$65,155	21%
Share-based compensation	$-	$23,193	$(23,193)	(100)%
Financial income (expenses), net	$2,253	$303	$1,950	644%
Change in fair value of derivative	$17,700	-	$17,700	100%
Debt discount amortization	$(161,425)	-	$(161,425)	(100)%

Research and development expenses

Research and development expenses were $118,410 for the three months ended March 31, 2026, compared to $239,604 for the three months ended March 31, 2025. The decrease in research and development expenses of $121,194 or 51%, was primarily due to decreased activities relating to software development.

General and administrative expenses

General and administrative expenses were $378,784 for the three months ended March 31, 2026, compared to $313,629 for the three months ended March 31, 2025. The increase in general and administrative expenses of $65,155 or 21%, was primarily due to a decrease in professional fees during the three months ended March 31, 2025.

Share-based Compensation Expenses

Share-based compensation expenses were $0 for the three months ended March 31, 2026, compared to $23,193 for the three months ended March 31, 2025. The decrease in share-based compensation expenses of $23,193 or 100%, was due to no share-based compensation activity during the three months ended March 31, 2026.

Financial income, net

Financial income, net was $2,253 for the three months ended March 31, 2026, compared to $303 of income for the three months ended March 31, 2025. The increase in financial income, net, of $1,950 or 644%, was primarily due to exchange rate differences resulting from the translation of New Israeli Shekel (“NIS”) based assets and liabilities to U.S. Dollars.

Change in fair value of derivative

Change in fair value of the derivative was $17,700 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The increase in the change in fair value of the derivative of $17,700 or 100%, was due to the derivative liability not being recognized as of March 31, 2025.

Debt discount amortization

Debt discount amortization was $161,425 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The increase in debt discount amortization of $161,425 or 100% was due to the debt instrument not being recognized as of March 31, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company received $200,000 and $300,000, respectively, in the form of bridge loans from existing investors as further described below.

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

Bridge Loan Financings

On each of June 5, 2025, June 16, 2025, and July 17, 2025, the Company entered into a Securities Purchase Agreement (collectively, the “Initial Purchase Agreements”) with certain existing investors, pursuant to which, the Company agreed to sell to the purchasers in private placements (the “Private Placements”), debentures (collectively, the “Initial Debentures”) in an aggregate principal amount of $300,000 due August 5, 2025, $200,000 due August 15, 2025, and $200,000 due September 17, 2025, respectively. Each of the Initial Debentures were extended to December 13, 2025, then to March 31, 2026, and subsequently to June 30, 2026.

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

On December 2, 2025, the Company entered into a securities purchase agreement (the “First December 2025 Purchase Agreement”) with each of the purchasers signatory thereto (the “First December 2025 Investors”), pursuant to which, the Company agreed to sell to the First December 2025 Investors in a private placement, debentures in an aggregate principal amount of $200,000, due February 2, 2026 (the “First December 2025 Debentures”).

On December 30, 2025, the Company entered into a securities purchase agreement (the “Second December 2025 Purchase Agreement”) with each of the purchasers signatory thereto (the “Second December 2025 Investors”), pursuant to which, the Company agreed to sell to the Second December 2025 Investors in a private placement, debentures in an aggregate principal amount of $250,000 due February 28, 2026 (the “Second December 2025 Debentures”). Each of the debentures issued during the year ended December 31, 2025, were extended to March 31, 2026, and subsequently to June 30, 2026.

On February 26, 2026, the Company entered into a securities purchase agreement (the “February 2026 Purchase Agreement” and, together with the Initial Purchase Agreements, the November 2025 Purchase Agreement, the First December 2025 Purchase Agreement and the Second December 2025 Purchase Agreement the “Purchase Agreements”) with each of the purchasers signatory thereto (the “February 2026 Investors”), pursuant to which, the Company agreed to sell to the February 2026 Investors in a private placement, debentures in an aggregate principal amount of $200,000 due April 27, 2026 (the “February 2026 Debentures” and, together with the Initial Debentures, the November 2025 Debentures, the First December 2025 Debentures and the Second December 2025 Debentures, the “Debentures”). The maturity date of each of the Debentures was extended to June 30, 2026.

On April 28, 2026, the Company entered into a securities purchase agreement (the “April 2026 Purchase Agreement” and, together with the Initial Purchase Agreements, the November 2025 Purchase Agreement, the First December 2025 Purchase Agreement, the Second December 2025 Purchase Agreement and February 2026 Purchase Agreement, the “Purchase Agreements”) with each of the purchasers signatory thereto (the “April 2026 Investors”), pursuant to which, the Company agreed to sell to the April 2026 Investors in a private placement, debentures in an aggregate principal amount of $275,000 due June 28, 2026.

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

Cash Flows

	Three months ended March 31,
	2026	2025
Cash provided by (used in)
Operating activities	$(404,268)	$(499,593)
Investing activities	-	-
Financing activities	200,000	300,000
Effect of exchange rate changes on cash and cash equivalents	(470)	-
Net decrease in cash and cash equivalents	$(204,738)	$(199,593)

Three months ended March 31, 2026 Compared to Three Months Ended March, 31, 2025

Operating activities

Net cash used in operating activities was $404,268 for the three months ended March 31, 2026 as compared to $499,593 for the three months ended March 31, 2025. The amount for the three months ended March 31, 2026 primarily consisted of a net loss of $638,666 partially offset by non-cash charges of $139,557 (including: depreciation of $1,314, debt discount amortization of $161,425, change in fair value of derivative of $(17,700), and foreign exchange differences of $5,482), and an increase in working capital excluding cash of $94,841. The amount for the three months ended March 31, 2025 primarily consisted of a net loss of $576,123 partially offset by non-cash charges of $24,428 (including: depreciation of $1,235 and share-based compensation expense of $23,193), and an increase in working capital excluding cash of $52,102.

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $0. During the three months ended March 31, 2025, net cash provided by investing activities was $0.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $200,000. During the three months ended March 31, 2025, net cash provided by financing activities was $300,000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could vary from those estimates. Management utilizes various other estimates, including but not limited to accrued royalties, estimated lives of long-lived assets, the valuation of stock-based compensation, the valuation allowance for deferred tax assets and other contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Recent Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC and determined that these pronouncements do not have a material impact on the Company’s current or anticipated consolidated financial statement presentation or disclosures.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2025 on Form 10-K, as filed with the SEC on February 27, 2026. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2026, the Company’s cash used in operations was $404,268 leaving a cash balance of $23,802 as of March 31, 2026. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026, other than those previously reported in a Current Report on Form 8-K, other than as set forth below:

On January 5, 2026, the Company entered into a service contract with the American Academy of Facial Esthetics LLC (“AAFE”) for the provision of marketing and promotional services. As consideration for such services, the Company issued 20,000,000 shares of Common Stock to AAFE, valued at $200,000 (based on a price of $0.01 per share). The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering. AAFE represented to the Company that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and that the shares were being acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On April 14, 2026, the board of directors of the Company appointed Ran Israeli to the position of Chief Financial Officer, principal accounting officer and principal financial officer, effective May 1, 2026. Mr. Israeli, age 55, has over 25 years of senior financial leadership experience, having served as Deputy Chief Executive Officer and Chief Financial Officer of public and private companies operating across Israel, Europe, China, and the United States. Most recently, from 2022 until present, Mr. Israeli has served as Deputy Chief Executive Officer and Chief Financial Officer of Kardan NV, a Netherlands-registered public company traded on the Tel Aviv Stock Exchange ("TASE"), where he directed a global asset portfolio valued at approximately NIS 1 billion and successfully completed two debt restructuring cycles totaling NIS 1.5 billion with Israeli institutional entities. Previously, from 2018 until 2021, he served as Deputy Chief Executive Officer and Chief Financial Officer, and subsequently as Chief Executive Officer, of Arena Group, a TASE-listed real estate company with Swiss-German ownership, where he managed a NIS 1 billion asset base and led the company through multiple operational and financial crises. Mr. Israeli holds an MBA with a Finance specialty from the Hebrew University of Jerusalem, holds an Investment Management License from the Israel Securities Authority, and has completed advanced directors training at the Hebrew University.

Mr. Israeli will be provided a monthly fee equal to $5,000, plus Value Added Tax (VAT) as applicable under Israeli law, for his service as Chief Financial Officer, principal accounting officer and principal financial officer.

There is no arrangement or understanding between Mr. Israeli and any other person pursuant to which he was appointed as Chief Financial Officer, principal accounting officer and principal financial officer. There are no family relationships between Mr. Israeli and any of the Company’s directors, executive officers or persons nominated or chosen by the Company to become a director or executive officer of the Company. There are no transactions between Mr. Israeli and the Company that would be required to be reported under Item 404(a) of Regulation S-K of the Exchange Act.

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

DROR ORTHO-DESIGN, INC.

Date: May 13, 2026	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer

Date: May 13, 2026	By:	/s/ Ran Israeli
	Name:	Ran Israeli
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal financial Officer)