Form 10-Q
period 2026-06-30
Dror Ortho-Design, Inc.
filed 2026-07-30
CIK 1282980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 30, 2026 was 976,997,116 shares.

Dror Ortho-Design, Inc.

Quarter Ended June 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DROR ORTHO-DESIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	June 30, 2026	December 31, 2025
	Unaudited	Audited
Assets
Current Assets:
Cash	$93,563	$228,540
Receivables and prepaid expenses	254,593	10,234
Total Current Assets	348,156	238,774

Non-current Assets:
Property and equipment at cost, net of accumulated depreciation	17,533	20,162
Total Assets	365,689	258,936

Liabilities And Stockholders’ DEFICIT

Current Liabilities:
Accounts payable	$102,978	$113,585
Accrued expenses and other payables	609,554	292,548
Convertible promissory notes, net	1,873,777	1,308,229
Derivative liability	993,779	722,192
Registration Rights Agreement liability	520,000	520,000
Total Current Liabilities	4,100,088	2,956,554

Non-current Liabilities:
Accrued severance	203,121	176,093
Total Liabilities	4,303,209	3,132,647

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred A Stock, $0.0001 par value, 12,500,000 shares authorized; 5,847,937 shares outstanding at June 30, 2026 and December 31, 2025	585	585
Common stock, $0.0001 par value; 3,254,475,740 shares authorized; 976,997,116 and 956,997,116 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	97,699	95,699
Additional paid-in capital	19,279,548	19,081,548
Accumulated deficit	(23,315,352)	(22,051,543)
Total Stockholders’ Deficit	(3,937,520)	(2,873,711)
Total Liabilities and Stockholders’ Deficit	$365,689	$258,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Unaudited		Unaudited
Operating Expenses
Research and development	$150,769	$324,068	$269,179	$563,672
General and administrative expenses	344,997	391,494	723,781	705,123
Share-based compensation	-	15,977	-	39,170
Total Operating Expenses	495,766	731,539	992,960	1,307,965

Loss from operations	(495,766)	(731,539)	(992,960)	(1,307,965)

Financial Expenses, net	(10,967)	(15,107)	(8,714)	(14,804)
Amortization of debt discount	(75,362)	(14,595)	(236,787)	(14,595)
Change in fair value of derivative liability	(43,048)	1,903	(25,348)	1,903
Total other expense	(129,377)	(27,799)	(270,849)	(27,496)

Loss before provision for income taxes	(625,143)	(759,338)	(1,263,809)	(1,335,461)
Provision for income taxes	-	-	-	-
Net loss	$(625,143)	$(759,338)	$(1,263,809)	$(1,335,461)

Net loss per common share
Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted-average common shares outstanding
Basic and Diluted	976,997,116	956,997,116	976,552,672	956,997,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars)

(Unaudited)

	Series A Shares	Series A Amount	Common Shares	Common Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2025	5,847,937	$585	956,997,116	$95,699	$19,042,378	$(19,506,656)	$(367,994)
Stock-based compensation	—	—	—	—	23,193	—	23,193
Net loss	—	—	—	—	—	(576,123)	(576,123)
Balance at March 31, 2025	5,847,937	585	956,997,116	95,699	19,065,571	(20,082,779)	(920,924)
Stock-based compensation	—	—	—	—	15,977	—	15,977
Net loss	—	—	—	—	—	(759,338)	(759,338)
Balance at June 30, 2025	5,847,937	$585	956,997,116	$95,699	$19,081,548	$(20,842,117)	$(1,664,285)

Balance at January 1, 2026	5,847,937	$585	956,997,116	$95,699	$19,081,548	$(22,051,543)	$(2,873,711)
Shares issued in respect of future services	—	—	20,000,000	2,000	198,000	—	200,000
Net loss	—	—	—	—	—	(638,666)	(638,666)
Balance at March 31, 2026	5,847,937	585	976,997,116	97,699	19,279,548	(22,690,209)	(3,312,377)
Net loss	—	—	—	—	—	(625,143)	(625,143)
Balance at June 30, 2026	5,847,937	$585	976,997,116	$97,699	$19,279,548	$(23,315,352)	$(3,937,520)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DROR ORTHO-DESIGN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,263,809)	$(1,335,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	—	39,170
Depreciation	2,629	2,450
Debt discount amortization	236,787	14,595
Change in fair value of derivative	25,348	(1,903)
Foreign exchange differences	5,453	—
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(44,359)	42,696
Accounts payable	(10,607)	190,500
Accrued expenses and other payables	312,511	29,311
Accrued severance	27,028	33,679
Net cash used in operating activities	(709,019)	(984,963)

Cash flows from investing activities:
Purchase of property and equipment	—	—
Net cash used in investing activities	—	—

Net Cash flows from financing activities:
Proceeds from convertible promissory notes, net	575,000	500,000
Net cash provided by financing activities	575,000	500,000

Effect of exchange rate changes on cash and cash equivalents	(958)	—

Net decrease in cash	(134,977)	(484,963)
Cash, beginning of period	228,540	549,444
Cash, end of period	$93,563	$64,481
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non cash transactions:
Shares issued in respect of future services	$200,000	$—

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

Going Concern and Management’s Plans

The financial statements are presented on a going concern basis. The Company has not yet generated any material revenues, has suffered recurring losses from operations with an accumulated deficit of $23,315,352 and negative working capital of $3,751,932 as of June 30, 2026, and is dependent upon external sources for financing its operations and repayment of its liabilities. This raises substantial doubt as to the Company’s ability to continue as a going concern. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approvals, and ultimately the market acceptance of the Company’s products. There is no assurance that the Company will be successful in raising these funds. These financial statements do not include adjustments that may result from the outcome of these uncertainties. The Company is exploring additional fundraising opportunities.

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

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2026 may not be indicative of results for the full year.

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

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters.” The functional currency of the Company and its subsidiary is the United States Dollar (“U.S. Dollar”) as the U.S. Dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in the U.S. Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations. The exchange rate of the U.S. Dollar to the Israeli Shekel was 2.978 and 3.19 as of June 30, 2026 and December 31, 2025, respectively.

Cash

The Company’s cash is held with financial institutions in the United States and Israel. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Account balances held in the United States may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2026 and December 31, 2025, the Company had $0 in excess of the FDIC insurance limit. As of June 30, 2026 and December 31, 2025, the Company had $84,559 and $80,331, respectively, in Israeli financial institutions, which is uninsured. The Company has not experienced any losses in such accounts with these financial institutions.

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

For the three and six months ended June 30, 2026 and 2025, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per share of Common Stock is the same. Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is included in the table as if converted. As of June 30, 2026 and 2025, shares issuable which could potentially dilute future earnings were as follows:

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

NOTE 3 – RECEIVABLES AND PREPAID EXPENSES:

Receivables and prepaid expenses as of June 30, 2026 consists primarily of the prepayment of $200,000 of Common Stock issued to the American Academy of Facial Esthetics LLC (“AAFE”), as well as $40,000 of prepaid insurance. On January 5, 2026 the Company entered into a service contract with the AAFE for the provision of marketing and promotional services. As payment for those services, the Company provided AAFE with $200,000 of Common Stock at fair value as a prepayment, amounting to 20,000,000 shares of Common Stock. AAFE has not yet commenced providing services in respect of this service contract. See Note 8.

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

NOTE 6 – CONVERTIBLE PROMISSORY NOTES, NET

During the year ended December 31, 2025, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing investors for the sale of debentures (“Debentures”). Pursuant to the Purchase Agreements, the Company agreed to sell to the purchasers in several private placements, Debentures in aggregate principal amounts of $1,750,000, initially for 60 day periods with varying maturity dates. The Debentures were extended when due, and the most recent extensions extended all the Debentures until October 31, 2026. The Debentures do not bear interest. The Debentures also set forth certain customary events of default after which the Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default. Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Debentures, at any time prior to the maturity dates, the Company may elect to prepay all or a portion of the-then outstanding principal amount of the Debentures. On February 26, 2026, the Company sold an additional $200,000 of Debentures due April 27, 2026, which were extended until October 31, 2026 along with the other Debentures. On April 28, 2026, the Company sold an additional $275,000 of Debentures due June 28, 2026, which were extended until October 31, 2026 along with the other Debentures. In June 2026, the Company received an additional $100,000 which will be included in the next round of Debentures expected in the third quarter of 2026.

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

The Company reviewed the terms of the Bridge Financing Loans and determined that due to the variable number of instruments to be issued, they would constitute a derivative liability. At the initial date, the Company estimated the fair value of both sets of Bridge Financing. The fair value of the embedded derivative financial instruments was bifurcated from the host instrument and remeasured on recurring basis at each reporting period under marked to market approach. The fair value of the derivative liabilities at inception are recorded as debt discounts to the Debentures which are amortized over the life of the loan using the effective interest method. Amortization of debt discount for the three and six months ended June 30, 2026 amounted to $75,362 and $236,787, respectively, using effective interest rates of 73.86%-78.95% for the estimated amortization period. Amortization of debt discount for the three and six months ended June 30, 2025 both amounted to $14,595, using effective interest rates of 74.84%-74.92% for the estimated amortization period. The balance of the Debentures in the financial statements as of December 31, 2025 is $1,308,229, which represents principal values of $1,750,000, net of a debt discount of $441,771. The balance of the Debentures in the financial statements as of June 30, 2026 is $1,873,777, which represents principal values of $2,325,000, net of a debt discount of $451,223.

Derivative Liability

The Company valued the derivative liability relating to the variable amount of the Purchase Warrants using the Black Scholes Model using the following assumptions on the respective dates of the Debentures:

	December 31, 2025	February 26, 2026	April 28, 2026	June 23, 2026	June 30, 2026
Stock price	$0.0100	0.0061	0.0100	0.0110	0.0125
Estimated exercise price	0.0095	0.0058	0.0065	0.0105	0.012
Term (years)	2.5	2.5	2.5	2.5	2.5
Annual volatility	43.81%	44.46%	44.06%	43.83%	43.88%
Risk free rate	3.55%	3.46%	3.86%	4.22%	4.15%
Dividend yield	0%	0%	0%	0%	0%
Estimated warrant amount*	262,500,000	49,180,328	63,461,538	13,636,364	279,000,000
Fair value of warrants	$722,192	$85,296	$116,824	$44,119	$993,779

*	Amounts at December 31, 2025 and June 30, 2026 represent the total estimated number of warrants.

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

The Company’s activity in its convertible promissory notes, net related derivative liability was as follows for the period ended June 30, 2026:

Balance of derivative liability at January 1, 2025	$-
Grant of warrants	751,640
Change in fair value of warrant derivative liability	(29,448)
Balance of derivative liability at December 31, 2025	$722,192
Grant of warrants	246,239
Change in fair value of warrant derivative liability	25,348
Balance of derivative liability at June 30, 2026	$993,779

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Israel Innovation Authority

The Company partially financed their research and development expenditures under grant programs sponsored by the Israel Innovation Authority (“IIA”) (formerly the Office of Chief Scientist) for the support of research and development activities conducted in Israel. At the time the grants were received from the IIA, successful development of the related projects was not assured. In exchange for participation in the programs by the IIA, in accordance with the terms of the grant, the Company is required to pay 3% of total sales of products developed within the framework of these programs. The royalties will be paid up to a maximum amount equaling 100% of the grants provided by the IIA, linked to the dollar, bearing annual interest at a rate based on LIBOR. Beginning from January 1, 2024 the annual interest rate was adjusted to SOFR (Secured Overnight Financing Rate). The obligation to pay these royalties is contingent on actual sales of the products, and in the absence of such sales payment of royalties is not required. In some cases, the Government of Israel’s participation (through the IIA) is subject to export sales or other conditions. The maximum amount of royalties can increase in the event of production outside of Israel or the sale of any intellectual property developed under the grant to a non-Israeli entity. The current contingent royalty obligation as of June 30, 2026 and December 31, 2025 is approximately $1.25 million and $1.23 million, respectively.

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

The Company’s research and development activities are located in Israel. Currently, such activities in Israel remain largely unaffected. During the three months ended June 30, 2026 and 2025, the impact of the regional conflicts on the Company’s results of operations and financial condition was immaterial. Management will continue to monitor events in the region and their effect on the Company’s financial position and results of operations.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On January 4, 2024, the Company filed its Amended and Restated Certificate of Incorporation, which provided for the number of authorized shares of the Company’s Common Stock, par value $0.0001 per share, to be increased from 500,000,000 to 3,254,475,740. All issued shares of Common Stock are entitled to vote on a 1 share/1 vote basis.

On January 5, 2026 the Company entered into a service contract with the American Academy of Facial Esthetics LLC (“AAFE”) for the provision of marketing and promotional services. As payment for those services, the Company provided AAFE with $200,000 of Common Stock as prepayment, amounting to 20,000,000 shares of Common Stock. The Company had 976,997,116 and 956,997,116 shares of Common Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

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

Stock-based compensation expense for the three and six months ended June 30, 2025 amounted to $15,977 and $39,170, respectively, all relating to general and administrative expenses. There was no stock-based compensation expense for the three and six months ended June 30, 2026. There were no option grants during the three months ended June 30, 2026 and 2025.

NOTE 9 – RELATED PARTY TRANSACTIONS

Accrued Salaries

Accrued expenses balance as of June 30, 2026 and December 31, 2025 contained accrued executive salaries of $239,539 and $122,819, respectively. These balances relate to executive salaries that have been accrued but unpaid due to cash management considerations.

Director Consulting Services

On June 1, 2022, the Company entered into a consulting agreement with Yehuda Englander, a director of the Company (the “Consulting Agreement”), pursuant to which, in consideration for certain financial and strategic consulting services, Mr. Englander is entitled to a cash fee of NIS 3,500 each month and was also granted options to purchase 2,610 Ordinary Shares of Private Dror, which options were exchanged for options to purchase 9,597,675 shares of Common Stock in 2023. All of the options are fully vested as of June 30, 2026. On February 7, 2024, the Company amended the Consulting Agreement which provides that Mr. Englander’s monthly cash fee in respect of the services provided under the Consulting Agreement will equal $2,500 and in addition to the monthly fee, Mr. Englander is entitled to expense reimbursements in an amount not to exceed $500. Consulting services paid to the director recorded as general and administrative expenses for the three and six months ended June 30, 2026, was $12,200 and $23,499, and for the three and six months ended June 30, 2025 was $9,866 and $19,360, respectively. Accrued expense balances in respect of the Consulting Agreement at June 30, 2026 and December 31, 2025 were $4,557 and $3,605, respectively.

NOTE 10 – SEGMENT REPORTING

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

None.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Dror Ortho-Design, Inc. (the “Company”) as of June 30, 2026 and for the three months ended June 30, 2026 and 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies and other technologies. During the six months ended June 30, 2026, the Company’s cash used in operations was $709,019 leaving a cash balance of $93,563 as of June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these unaudited condensed consolidated financial statements. In order to have sufficient cash to fund the Company’s operations in the future, the Company will need to raise additional equity or debt capital and cannot provide any assurance that the Company will be successful in doing so. If the Company is unable to raise sufficient capital to fund the Company’s operations, the Company may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of its assets or merge with another entity.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026, and the Three Months Ended June 30, 2025

The following table sets forth the results of operations of the Company for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Change $	Change %
Research and development	$150,769	$324,068	$(173,299)	(53)%
General and administrative	$344,997	$391,494	$(46,497)	(12)%
Share-based compensation	$-	$15,977	$(15,977)	(100)%
Financial income (expenses), net	$(10,967)	$(15,107)	$4,140	(27)%
Change in fair value of derivative	$(43,048)	$1,903	$(44,951)	(2,362)%
Debt discount amortization	$(75,362)	$(14,595)	$(60,767)	416%

Research and development expenses

Research and development expenses were $150,769 for the three months ended June 30, 2026, compared to $324,068 for the three months ended June 30, 2025. The decrease in research and development expenses of $173,299 or 53%, was primarily due to decreased activities relating to software development.

General and administrative expenses

General and administrative expenses were $344,997 for the three months ended June 30, 2026, compared to $391,494 for the three months ended June 30, 2025. The decrease in general and administrative expenses of $46,497 or 12%, was primarily due to increased professional fees during the three months ended June 30, 2025 relating to preparations for an offering and the round of bridge loans.

Share-based Compensation Expenses

Share-based compensation expenses were $0 for the three months ended June 30, 2026, compared to $15,977 for the three months ended June 30, 2025. The decrease in share-based compensation expenses of $15,977 or 100%, was due to the full vesting of the outstanding stock options vesting in 2025.

Financial expense, net

Financial expense, net was $10,967 for the three months ended June 30, 2026, compared to $15,107 for the three months ended June 30, 2025. The decrease in financial expense, net, of $4,140 or 27%, was primarily due to exchange rate differences resulting from the translation of New Israeli Shekel (“NIS”) based assets and liabilities to U.S. Dollars.

Change in fair value of derivative

Change in fair value of the derivative was a loss of $43,048 for the three months ended June 30, 2026, compared to a gain of $1,903 for the three months ended June 30, 2025. The increase in the change in fair value of the derivative of $44,951 or 2,362%, was due to the increased number of warrants classified as derivative liabilities issued subsequent to June 30, 2025.

Debt discount amortization

Debt discount amortization was $75,362 for the three months ended June 30, 2026, compared to $14,595 for the three months ended June 30, 2025. The increase in debt discount amortization of $60,767 or 416% was due to the increased amount of debt instruments issued subsequent to June 30, 2025.

Comparison of the Six Months Ended June 30, 2026, and the Six Months Ended June 30, 2025

The following table sets forth the results of operations of the Company for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Change $	Change %
Research and development	$269,179	$563,672	$(294,493)	(52)%
General and administrative	$723,781	$705,123	$18,658	3%
Share-based compensation	$-	$39,170	$(39,170)	(100)%
Financial income (expenses), net	$(8,714)	$(14,804)	$6,090	(41)%
Change in fair value of derivative	$(25,348)	$1,903	$(27,251)	(1,432)%
Debt discount amortization	$(236,787)	$(14,595)	$(222,192)	1,522%

Research and development expenses

Research and development expenses were $269,179 for the six months ended June 30, 2026, compared to $563,672 for the six months ended June 30, 2025. The decrease in research and development expenses of $294,493, or 52%, was primarily due to decreased activities relating to software development.

General and administrative expenses

General and administrative expenses were $705,123 for the six months ended June 30, 2026, compared to $705,123 for the six months ended June 30, 2025. The increase in general and administrative expenses of $18,658, or 3%, was primarily due to salary related expenses.

Share-based Compensation Expenses

Share-based compensation expenses were $0 for the six months ended June 30, 2026, compared to $39,170 for the six months ended June 30, 2025. The decrease in share-based compensation expenses of $39,170, or 100%, was primarily due to the full vesting of the outstanding stock options vesting in 2025.

Financial expense, net

Financial expense, net was $8,714 for the six months ended June 30, 2026, compared to $14,804 for the six months ended June 30, 2025. The decrease in financial expense, net, of 6,090 or 41%, was primarily due to exchange rate differences resulting from the translation of New Israeli Shekel (“NIS”) based assets and liabilities to U.S. Dollars.

Change in fair value of derivative

Change in fair value of the derivative was a loss of $25,348 for the six months ended June 30, 2026, compared to a gain of $1,903 for the six months ended June 30, 2025. The increase in the change in fair value of the derivative of $27,251 or 2,362%, was due to the increased number of warrants classified as derivative liabilities issued subsequent to June 30, 2025.

Debt discount amortization

Debt discount amortization was $236,787 for the six months ended June 30, 2026, compared to $14,595 for the six months ended June 30, 2025. The increase in debt discount amortization of $222,192 or 1,522% was due to the increased amount of debt instruments issued subsequent to June 30, 2025.

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

During the six months ended June 30, 2026 and 2025, the Company received $575,000 and $500,000, respectively, in the form of bridge loans from existing investors as further described below.

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

Bridge Loan Financings

On each of June 5, 2025, June 16, 2025, and July 17, 2025, the Company entered into a Securities Purchase Agreement (collectively, the “Initial Purchase Agreements”) with certain existing investors, pursuant to which, the Company agreed to sell to the purchasers in private placements (the “Private Placements”), debentures (collectively, the “Initial Debentures”) in an aggregate principal amount of $300,000 due August 5, 2025, $200,000 due August 15, 2025, and $200,000 due September 17, 2025, respectively. Each of the Initial Debentures were extended to December 13, 2025, then to March 31, 2026, and then to June 30, 2026, and subsequently to October 31, 2026.

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

On December 30, 2025, the Company entered into a securities purchase agreement (the “Second December 2025 Purchase Agreement”) with each of the purchasers signatory thereto (the “Second December 2025 Investors”), pursuant to which, the Company agreed to sell to the Second December 2025 Investors in a private placement, debentures in an aggregate principal amount of $250,000 due February 28, 2026 (the “Second December 2025 Debentures”). Each of the debentures issued during the year ended December 31, 2025, were extended to March 31, 2026 , then to June 30, 2026, and subsequently to October 31, 2026.

On February 26, 2026, the Company entered into a securities purchase agreement (the “February 2026 Purchase Agreement” with each of the purchasers signatory thereto (the “February 2026 Investors”), pursuant to which, the Company agreed to sell to the February 2026 Investors in a private placement, debentures in an aggregate principal amount of $200,000 due April 27, 2026 (the “February 2026 Debentures”).

On April 28, 2026, the Company entered into a securities purchase agreement (the “April 2026 Purchase Agreement” and, together with the Initial Purchase Agreements, the November 2025 Purchase Agreement, the First December 2025 Purchase Agreement, the Second December 2025 Purchase Agreement and February 2026 Purchase Agreement, the “Purchase Agreements”) with each of the purchasers signatory thereto (the “April 2026 Investors”), pursuant to which, the Company agreed to sell to the April 2026 Investors in a private placement, debentures in an aggregate principal amount of $275,000 due June 28, 2026 (the “April 2026 Debentures” and, together with the Initial Debentures, the November 2025 Debentures, the First December 2025 Debentures, the Second December 2025 Debentures and the February 2026 Debentures the “Debentures”). In June 2026, the maturity date of each of the Debentures was extended to October 31, 2026.

On June 23, 2026, the Company received $100,000 as an advance to the next round of Debentures.

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

Cash Flows

	Six months ended June 30,
	2026	2025
Cash provided by (used in)
Operating activities	$(709,019)	$(984,963)
Investing activities	-	-
Financing activities	575,000	500,000
Effect of exchange rate changes on cash and cash equivalents	(958)	-
Net decrease in cash and cash equivalents	$(134,977)	$(484,963)

Six months ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Operating activities

Net cash used in operating activities was $709,019 for the six months ended June 30, 2026 as compared to $984,963 for the six months ended June 30, 2025. The amount for the six months ended June 30, 2026 primarily consisted of a net loss of $1,263,809 partially offset by non-cash charges of $ 270,217 (including: depreciation of $ 2,629, debt discount amortization of $236,787, change in fair value of derivative of $25,348, and foreign exchange differences of $5,453), and an increase in working capital excluding cash of $284,573. The amount for the six months ended June 30, 2025 primarily consisted of a net loss of $1,335,461 partially offset by non-cash charges of $54,312 (including: depreciation of $2,450, debt discount amortization of $14,595, change in fair value of derivative of $(1,903) and share-based compensation expense of $39,170), and an increase in working capital excluding cash of $ 296,186.

Investing Activities

During the six months ended June 30, 2026 and 2025, net cash provided by investing activities was $0.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $575,000. During the six months ended June 30, 2025, net cash provided by financing activities was $500,000.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2026, the Company’s cash used in operations was $404,268 leaving a cash balance of $23,802 as of June 30, 2026. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2026, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the quarter ended June, 2026.

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

DROR ORTHO-DESIGN, INC.

Date: July 30, 2026	By:	/s/ Eliyahu (Lee) Haddad
	Name:	Eliyahu (Lee) Haddad
	Title:	Chief Executive Officer

Date: July 30, 2026	By:	/s/ Ran Israeli
	Name:	Ran Israeli
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal financial Officer)